Form 10QSB
period 1999-01-31
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 1999-03-19
CIK 1075999

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended January 31, 1999    Commission file number 000-25409




                Sustainable Development International, Inc.
          (Exact name of registrant as specified in its charter)



Nevada                                                 86-0857752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

10240-124th Street, Suite 208
Edmonton, Alberta, Canada                              T5N 3W6
(Address of principal executive offices)               (Zip Code)


                              (780) 488-9193
            Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes               No    X


   As of January 31, 1999, there were 13,700,000 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Statement of Loss and Deficit for three months         3
               Ended January 31, 1999

               Balance Sheet as of January 31, 1999                   4

               Statement of Changes in Financial Position for
               the three months ended January 31, 1999                5

               Notes to Financial Statements                          6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           8-11


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      10

     Item 2.   Changes in Securities                                  10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       10

     Item 5.   Other Information                                      10

     Item 6.   Exhibits and Reports of Form 8-K                       10

     SIGNATURES                                                       11

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Expenses
Advertising                                                      $    2,666
Amortiation                                                           2,500
Consulting fees                                                       7,151
Management fees (Note 5)                                             18,000
Office                                                                  746
Professional fees                                                     7,643
Service Charges                                                         193
Travel                                                                4,673
                                                               ------------
                                                                   (43,572)
                                                               ------------
Net loss and deficit, end of period                              $ (43,572)
                                                               ============

                                BALANCE SHEET
Assets
Current
  Cash                                                            $203,100
  Investment (Note 7)                                               73,800
Licensing agreement (Note 2)                                       293,333
                                                               -----------
                                                                  $570,233
                                                               ===========

Liabilities
Current
  Payables and accruals                                              $1907
                                                               -----------
Shareholder's Equity
Capital stock (Note 4)                                             664,008
Deficit                                                           (95,682)
                                                               -----------
                                                                   568,326
                                                               -----------
                                                                  $570,233
                                                               ===========

Commitment  (Note 3)

                   STATEMENT OF CHANGES INFINANCIAL POSITION

Cash derived from (applied to):

Operating
  Net loss                                                       $(43,572)
  Amortisation                                                       2,500

  Change in non-cash operating working capital:
     Payables and accruals                                            1907
                                                               -----------
                                                                  (39,165)

Financing
  Issuance of capital stock                                              0

Investing
  Short term Investment - Enviro-Mining Inc.                      (73,800)
                                                                ----------
Net increase in cash and balance, end of period                 $(112,965)
                                                                ==========

1.   Commencement of operations

Sustainable Development International, Inc., a Nevada corporation, is a development stage company formed on May 27, 1998 to encourage sustainable development by commercializing innovative technologies in environmental industries.

The company's goal is to acquire technology rights and licenses from patent holders for proven technologies, then secure a market, and finally raise the necessary capital to build, own, and operate facilities throughout the world.

2.   Significant accounting policies

Basis of presentation

The company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The amounts are reported in these financial statements are in United States dollars.

Use of estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses for the reported period. Actual results could differ from those estimates.

Licensing agreement

Licensing agreements are recorded at cost. Licensing agreements are assessed for future recoverability or impairment on an annual basis by estimating future net undiscounted cash flows and residual values or by estimating replacement or appraised values. If the net carrying amount of the licensing agreement exceeds the estimated net recoverable amount, the agreement is written down with a charge against income.

Amortization of licensing agreements is being recorded in the financial statements on a straight-line basis over the life of the agreement, which is 30 years.

3.   Licensing agreement                             1998

Licensing agreement                           $   300,000
                                              ===========
On June 11, 1998 Sustainable Development International Inc. entered into a Limited Technology License Agreement with Enviro-Mining Inc., an Alberta, Canada Corporation. The Agreement commits Sustainable Development International Inc. to pay an amount equal to or less than $300,000 to Enviro-Mining Inc. as a production royalty.

The Agreement could be terminated if Sustainable Development International Inc. does not commence construction within the first twelve months of the agreement, at a minimum plant capacity of 90,000 Tons of waste oil input.

4. Capital stock

Authorized:

50,000,000 Common voting shares, $.001 par value
10,000,000 Preferred shares

Issued:

13,700,000 Common voting shares                 $  13,700
Additional paid in capital                        650,308
                                                ---------
                                                $ 664,008
                                                =========

During the period ending October 31, 1998, the company had the following share transactions. No new shares have been issued in the period ending January 31, 1999:

                                                   Shares           $
Shares  issued  to  founding  shareholders,  May  11,500,000     $       8
1998.

Common shares issued for transfer of Licensing
     Agreement at $0.25 per share, June 1998.      1,200,000       300,000

Common shares issued for cash consideration of
     $0.25 per share by private placement,
     September 1998.                                 706,596       176,649


Common shares issued for services at $0.25
     Per share, June 1998 to October 1998.            93,404        23,351

Common share issued for cash consideration of
     $1.00 per share by private placement,
     October 1998.                                   200,000       200,000
                                                ------------   -----------
                                                  13,700,000       700,008
Expenses on issuance of share capital.                     -      (36,000)
                                                ------------   -----------
                                                  13,700,000      $664,008
                                                ============   ===========

5. Related party transactions

a) In the year ending October 31, 1998, Enviro-Mining Inc., a shareholder of the company, sold to the company a Licensing Agreement for $300,000.

b) During the period, management fees were paid to the director of the company totaling $18,000.

c) During the period, a short term investment into Enviro-Mining Inc. was made in the amount of $73,800. These funds were advanced to assist Enviro-Mining in acquiring additional oil related technologies. These funds will be repaid in full with interest in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with
the   Company's  financial  statements  and  the  notes  thereto  contained elsewhere in this filing.

Overview

     SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC., a Nevada corporation (the "Company") is a development stage company formed in 1998 to encourage innovative technologies in the environmental industries. The Company's goal is to acquire technology rights and licenses from patent holders and others, then secure a market, and raise sufficient capital to build, own, and operate facilities throughout the world.


     The Company is in the process of setting up a subsidiary company called Umweltservice Europa GmbH to recycle waste lubrication oil. The
Company has obtained the rights in Germany from Enviro-Mining Inc. for three technologies which when combined can produce a high grade low sulfur diesel fuel meeting all European specifications under EN 590 legislation. The EMI Process is a proven alternative to the present disposal methods by converting automotive waste oil into light heating oil and high quality diesel fuel. (See "Intellectual Property")

     The Company has added separate innovations to the processing package to provide stability to the products and which meet the lower sulphur standards required in Europe. The Company has combined these technologies under the operating name of The EMI Process (EMI). The objective is to purchase the most appropriate system, which will meet the operating, technical, and business objectives to be operated by Umweltservice Europa GmbH.

Results of Operations for the three months ended January 31, 1999

      Total operating expenses from continuing operations were $43,573 for the three months ended January 31, 1999, a 92 day period, as compared to the operating expenses of $52,111 for the period of inception of the Company through its year end of October 31, 1998, a period of 157 days. Utilizing an average daily calculation of operating expenses of $473.62 for the period ending January 31, 1999, and an average daily calculation of operating expenses of $331.92 for the period ending October 31, 1998, this represented a 43% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing its compensation in management fees to a director in the sum of $18,000 during the period ending January 31, 1999.

Forward-Looking Statements and Associated Risks

     This   Quarterly   Report  on  Form  10-QSB  contains  forward-looking
statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of January 31, 1999 (Unaudited)

     As of January 31, 1999, the Company's assets were $570,233 and its liabilities were $1,907, resulting in an excess of assets of $568,326. Cash was $203,100 at January 31, 1999 as compared to cash of $330,053 on October 31, 1998, a decrease of $126,953. This represented a 38% decrease in available cash. This decrease was primarily the result of an increase in operating expenses and a cash deposit of $73,800 to Enviro-Mining for purposes of acquiring additional oil related technologies.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Year 2000 Issues

     Certain of the Company's computer systems and software may interpret the year 2000 as some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and software programs require software updates or modifications to address the year 2000 problem. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $1,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1999. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.



PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SUSTAINABLE DEVELOPMENT
INTERNATIONAL, INC.
(Registrant)



By:/s/ Harold Jahn                        By:/s/ Garry Knull
   --------------------                      ----------------------
  Harold Jahn                                Garry R. Knull
  Chairman, CEO, President                   Treasurer, CFO


Date: March 19, 1999                      Date: March 19, 1999