Form 10QSB
period 1999-04-30
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 1999-06-14
CIK 1075999

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended                             Commission file number
April 30, 1999                                    000-25409



                Sustainable Development International, Inc.
          (Exact name of registrant as specified in its charter)



Nevada                                            86-0857752
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

                           Yes          No    X


    As of April 30, 1999, there were 13,720,000 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Statement of Loss and Deficit for three months         3
               Ended April 30, 1999

               Balance Sheet as of April 30, 1999                     4

               Statement of Changes in Financial Position for
               the three months ended April 30, 1999                  5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           6-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      8

     Item 2.   Changes in Securities                                  8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       8

     Item 5.   Other Information                                      8

     Item 6.   Exhibits and Reports of Form 8-K                       8

     SIGNATURES                                                       9

SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.
STATEMENT OF LOSS AND DEFICIT
APRIL 30, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Expenses
Advertising                                                    $      1,473
Amortization                                                          2,500
Consulting fees                                                           0
Management fees                                                       1,400
Office                                                                  167
Professional fees                                                     7,025
Service Charges                                                          27
Travel                                                                    0
                                                              -------------
                                                                   (12,592)
                                                              -------------
Net loss and deficit, end of period                            $   (43,572)
                                                              =============

SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.
BALANCE SHHET
THREE MONTHS PERIOD ENDED APRIL 30, 1999

Assets
Current
  Cash                                                            $194,166
  Investment                                                        60,242
Licensing agreement                                                290,834
                                                                 ---------
                                                                  $545,242
                                                                ==========

Liabilities
Current
  Payables and accruals                                             $7,400
                                                                ----------
Shareholder's Equity
Capital stock                                                      664,008
Deficit                                                          (126,166)
                                                               -----------
                                                                   537,842
                                                               -----------
                                                                  $545,242
                                                               ===========

SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.
STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE THREE MONTHS ENDED APRIL 30, 1999

Cash derived from (applied to):

Operating
  Net loss                                                       $(12,592)
  Amortisation                                                       2,500

  Change in non-cash operating working capital:
     Payables and accruals                                           7,400
                                                                  --------
                                                                   (22,492)

Financing
  Issuance of capital stock                                              0

Investing
  Short term Investment - Enviro-Mining Inc.                      (13,558)
                                                                 ---------

Net increase in cash and balance, end of period                   $(8,934)
                                                                 =========

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

Results of Operations for the three months ended April 30, 1999

      Total operating expenses from continuing operations were $12,592 for the three months ended April 30, 1999, an 89 day period, as compared to the operating expenses of $43,572 for the three months ended January 31, 1999, a 92 day period of the Company. Utilizing an average daily calculation of operating expenses of $141.48 for the period ending April 30, 1999, and an average daily calculation of operating expenses of $473.62 for the period ending January 31, 1999, this represented a 70% decrease in average daily operating expenses.

      The decrease in expenses was primarily the result of the Company decreasing its compensation in management fees to Harold Jahn, a director, during the period ending April 30, 1999.

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

Liquidity and Capital Reserves

As of April 30, 1999 (Unaudited)

     As of April 30, 1999, the Company's assets were $545,242 and its liabilities were $7,400 resulting in an excess of assets of $537,842. Cash was $194,166 at April 30, 1999 as compared to cash of $203,100 on January 30,1999, a decrease of $8,934. This represented a 4% decrease in available cash.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Year 2000 Issues

     In less than one year, computer systems and/or software used by many Company's may need to be upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. As is the case with most other Company's using computers in their operations, the Company recognizes the need to ensure that its operations will not be adversely impacted by software and/or system failures related to such "Year 2000" noncompliance. Within the past twelve months, the Company has been upgrading components of its own internal computer and related information and operational systems and continues to assess the need for further system redesign and believes it is taking the appropriate steps to ensure Year 2000 compliance. Based on information currently available, the Company believes that the costs associated with Year 2000 compliance, and the consequences of incomplete or untimely resolution of the Year 2000 problem, will not have a material adverse effect on the Company's business, financial condition and results of operations in any given year. However, even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company's business, financial condition and results of operations could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts. There can be no assurance that third party computer products used by the Company are Year 2000 compliant. Further, even though the Company believes that its current products are Year 2000 compliant, there can be no assurance that under actual conditions such products will perform as expected or that future products will be Year 2000 compliant.

     Any failure of the Company's products to be Year 2000 compliant could result in the loss of or delay in market acceptance of the Company's products and services, increased service and warranty costs to the Company or payment by the Company of compensatory or other damages which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company being a development stage Company has readily available hard copy accounting records, invoices, and other paper trails which will be up dated prior to year end 1999. Since the Company has not commenced substantial operations, third parties non compliance with the Year 2000 issue will have minimal impact on the Company. The Company, in contracting with new vendors, manufactures, and plants is pre-establishing the third party's compliance with Year 2000 issues.

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


SUSTAINABLE DEVELOPMENT
INTERNATIONAL, INC.
(Registrant)



By:/s/ Harold Jahn                        By:/s/ Garry R. Knull
   -----------------------                   --------------------------
  Harold Jahn                                Garry R. Knull
  Chairman, CEO, President                   Treasurer, CFO


Date: June 14, 1999                       Date: June 14, 1999