Form 10QSB
period 1999-07-31
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 1999-09-14
CIK 1075999

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended  July 31, 1999      Commission file number 000-25409




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


                              (780) 488-9191
            Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes               No    X


     As of July 31, 1999, there were 13,720,000 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Statement of Loss and Deficit for three months         3
               Ended July 31, 1999

               Balance Sheet as of July 31, 1999                      4

               Statement of Changes in Financial Position for
               the three months ended July 31, 1999                   5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           6-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      8

     Item 2.   Changes in Securities                                  8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       8

     Item 5.   Other Information                                      8

     Item 6.   Exhibits and Reports of Form 8-K                       8

     SIGNATURES                                                       9

STTEMENT OF LOSS AND DEFICIT
JULY 31, 1999
                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Expenses
Advertising                                                 $          352
Amortization                                                         2,500
Consulting fees                                                      1,000
Management fees                                                      3,050
Office                                                                  88
Professional fees                                                    2,087
Service Charges                                                         62
Travel                                                               4,480
                                                             -------------
                                                                   $13,619

Net loss and deficit, end of period                              ($13,619)
                                                             =============

BALANCE SHEET
THREE MONTHS PERIOD ENDED JULY 31, 1999

Assets
Current
  Cash                                                            $176,790
  Investment                                                        55,549
Licensing agreement                                                288,335
                                                               -----------
                                                                  $520,674
                                                                ===========
Liabilities
Current
  Payables and accruals                                             $5,950
                                                               -----------
Shareholder's Equity
Capital stock                                                      664,008
Deficit                                                          (149,284)
                                                               -----------
                                                                   514,724
                                                               -----------
                                                                  $520,674
                                                                ===========

STTEMENT OF CHANGES IN FINANCIAL POSITION
THREE MONTHS ENDED JULY 31, 1999

Cash derived from (applied to):

Operating
  Net loss                                                         $13,619
  Amortisation                                                       2,500

  Change in non-cash operating working capital:
     Payables and accruals                                           5,950
                                                                ----------
                                                                    22,069

Financing
  Issuance of capital stock                                              0

Investing
  Short term Investment - Enviro-Mining Inc.                       (4,693)
                                                                ----------

Net decrease in cash and balance, end of period                    $17,376
                                                                 ==========

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

Results of Operations for the three months ended July 31, 1999

      Total operating expenses from continuing operations were $13,619 for the three months ended July 31, 1999, an 92 day period, as compared to the operating expenses of $12,592 for the three months ended April 30, 1999, a 89 day period of the Company. Utilizing an average daily calculation of operating expenses of $148.03 for the period ending July 31, 1999, and an average daily calculation of operating expenses of $141.48 for the period ending April 30, 1999, this represented a 5% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company's travel expenses during the period ending July 31, 1999.

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

Liquidity and Capital Reserves

As of July 31, 1999 (Unaudited)

     As of July 31, 1999, the Company's assets were $520,674 and its liabilities were $5,950 resulting in an excess of assets of $514,724. Cash was $176,790 at July 31, 1999 as compared to cash of $194,166 on April 30,1999, a decrease of $17,376. This represented a 9% decrease in available cash.

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

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

On August 27, 1999 the Company was approved for trading by NASD for quotation on the OTC Bulletin Board under the trading symbol "SUDI".

Item 6.       Exhibits and Reports of Form 8--K.

     None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SUSTAINABLE DEVELOPMENT
INTERNATIONAL, INC.
(Registrant)



By:/s/ Harold Jahn                        By:/s/ Garry R. Knull
  Harold Jahn                                Garry R. Knull
  Chairman, CEO, President                   Treasurer, CFO


Date: September 14, 1999                  Date: September 14, 1999