Form 10KSB
period 1999-10-31
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 2000-02-09
CIK 1075999

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

      [X]   ANNUAL REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
                       SECURITIES EXCHANGE ACT OF 1934

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: October 31, 1999

                      Commission File Number: 000-25409

                 SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.
            (Exact name of registrant as specified in our charter)

Nevada                                                 86-0857752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

10240 - 124th Street, Suite 208
Edmonton, Alberta, Canada                              T5N 3W6
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number including area code: (780) 488-9193

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
October   31,   1999,  was  13,720,000  shares,  held  by  approximately   51
stockholders.

     This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.

    In this registration statement references to "Accessory Specialists" "we," "us," and "our" refer to SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.

PART I

ITEM 1.   BUSINESS

General

     Sustainable Development International, Inc., a Nevada corporation is a development stage company formed in 1998 to commercialize innovative technologies in the environmental energy from waste, and alternative power system industries. Our goal is to acquire technology rights and licenses from patent holders and others, then secure a market, and raise sufficient capital to build, own, and operate facilities throughout the world.

     We have obtained the rights in Germany from Enviro-Mining Inc., ("EMI") for technologies which when combined can produce a high grade low sulfur diesel fuel meeting European standards for diesel fuel. The EMI Process is an alternative to the present waste disposal methods by converting automotive waste oil into light heating oil and high quality diesel fuel. (See "Intellectual Property")

     We have added separate innovations to the processing package to provide stability to the products, which meet the lower sulphur standards required in Europe. We have combined these technologies under the operating name of The EMI Process (EMI). The objective is to establish the most appropriate system, which will meet the operating, technical, and business objectives to be operated by us in Europe.

Subsequent Events.

      Subsequent to the year end, we entered into agreements pertaining to Intercontinental Granite Incorporated, and North American Granite, Ltd.

       On November 22, 1999, we incorporated Intercontinental Granite Incorporated. We will own 80% of the outstanding common shares in exchange for 100,000 shares of our common stock. The new subsidiary was formed to oversee the production of ornamental stone products. On January 14, 2000, Intercontinental Granite Incorporated entered into an agreement to acquire 22,500 acres of mineral claims containing high quality granite deposits in Canada.

      On December 16, 1999, we entered into a joint venture agreement with a private company based in Edmonton Alberta, Canada to form Pro-Active Incorporated, which will manage healthcare information. We will own 60% of Pro-Active Incorporated.

Industry Description and Outlook

     The   collection  of  waste  oil  has  been  long  established  in  most industrialized nations. According to the scientific reports prepared by CANMET, a division of Natural Resources of Canada, at the Canada Centre for Mineral and Energy Technology, (the "CANMET Report"), dated November 8, 1998, the amount of waste oil collected per capita is approximately 10 Litres annually. According to waste oil data prepared in a report entitled "Jahresbericht 1996." (the Jahresbericht Report"), obtained by the Company from German Environmental Department, Umwelt Bundes Amt., estimations of the total waste oil produced in the nation of Germany are at 1,200,000 tons annually. All waste oil is not collected. A percentage is lost in the combustion process, some is not disposed of in an existing collection system, and some is simply burned. A net amount of 650,000 tons of waste oil per year is reported by the Mineral Oil Association of Germany.

     Waste oil is considered hazardous and as such the handling of this waste, disposal, and collection methods are heavily regulated in Germany. A specific list of waste collectors is approved to transport this waste, along with manifests as to how many liters are produced, which locations produces/collects this oil, and any variation as to seasonal effects.

     The types of oil collected are important for our process and our environmental permitting. Approximately 320,000 tons of this used engine oil is of extremely high quality in Germany. Automobile laws stringently require regular oil changes be done and overall car maintenance must be performed regularly in order to be road worthy. These check ups are made on a regular basis and must be completed to retain ones license. Secondly, considering the value individuals place in owning and maintaining their vehicles in Germany, oil changes are more frequent than is the standard in North America.

     The type of oils to be processed include, engine, hydraulic, and transmission oils primarily from automobiles, military vehicles, and heavy equipment. The quality of the oil and our collection will be strictly adhered to in order to fall under the 4.4 BimscH procedure. This is the standard set out by the environment departments for the collection disposal and transport of waste oil.

Input - Waste Oil

     The primary source of the type of waste oil we require are lube oil change shops, the machining industry, and military vehicles which produce engine and hydraulic waste oils. Germany has been a developed industrial country for over 50 years. They are highly recognized as being world leaders in manufacturing, chemicals and heavy industry. We believe present and future growth of industry will shift to more service and knowledge based efforts. However, automobile usage will remain high for the foreseeable future resulting in a relatively stable waste oil market in the 650,000 ton range per year.

Output - Diesel Fuel

     The price of diesel fuel in Germany fluctuates seasonally and over time, yet remains much higher than North American prices due to the importation of fuels into Germany. The price of diesel fuel FOB German Refinery before national sales and mineral oil taxes has been as high as $0.21 US per liter and is currently in the $0.15-$0.17 US range. Our calculations are based on the conservative assumption of a $0.15 US purchase price.

     The diesel fuel industry is very price sensitive. There are multiple refinery sources. Buyers will shift to an alternative source based on price points, fuel quality, and price stability. Environmental considerations are usually not considered. Environmental concerns are only addressed when legislation is involved requiring purchases be based on a percentage coming from a recycled source or government incentives providing a lower overall cost to the buyer. These considerations are not current law in Germany. We are not expecting these to arise in the near future.

     Pursuant to the "Waste Avoidance, Recycling and Disposal Act," enacted in September of 1994, German regulations only state waste oil disposal by "burning" must be reduced and "recycling" must increase. Recycling to diesel fuel is not mandated. Our plan is to become a preferred recycling option by virtue of our inherent advantages. In summary, price, stable supply, and quality of the diesel fuel are the factors to be considered by our potential customers.

     Our consumer base for diesel fuel includes transport companies, gas stations, and two sizable diesel fuel distributors. The ultimate end users are the transportation industry, small independent trucks, diesel autos, trailer trucks, and city/tour buses.

The Company's Oil Recycling Process

     Our oil recycling process has been developed to solve a worldwide problem of removing used oil from the environment in a safe and non-polluting way. Most countries have developed collection methods to remove this hazardous waste from their communities with new emphasis on diversion from existing landfills. Registered waste oil transporters are tracked to determine annual volumes, and disposal methods. The majority of the waste oil enters refineries for upgrading and blending, or is burned in the cement industry.

Process-Operations

     The EMI Process surpasses an older patented system developed in the mid 1970s. The new process is an updated version whereby automotive engine oil is de-watered and enters a thermal treatment unit whereby the hydrocarbon chains are cracked (broken). The treated oil enters a condenser unit to recover light fuels, diesel, and naphtha. The light fuels are recaptured to heat the initial cracking unit, while the diesel and heating oil continues on to further processing. The last stage treats the product to provide the appropriate sulphur, acid, odor, and chlorine levels, while providing stability to the fuel for longer shelf life. The end product of the process is a good quality heating oil, naphtha, bottoms, and diesel fuel for resale.

Product Research and Development

      The  EMI  technology  is  currently being utilized  by  Great  Northern
Processing in Indiana, USA as part of their distillation process. The EMI Process engineers and consultants to the technology continue to improve and modify the system for better performance, increased output and final product quality. The design of the recycling facilities includes numerous advanced safety features. These features include the recycling of stack gases in the burner unit to avoid contaminants, often found in other systems, from being vented into the atmosphere. The system is operated at low pressure to minimize the risk of explosions compared to other waste oil systems. Further, the computer sensors though out the system monitor temperatures, pressures, through puts, and other factors to avoid dangers which can be advanced warned against.

Future Operations

      As  of this date, the Company is in a development stage with no current
operations.   Upon  commencement  of  operations,  the  Company   anticipates
establishing the following operational functions:

Production and Service Delivery Procedure.

     The production of diesel fuel is monitored and frequently tested to ensure excellent quality for the end user. fuel is stored in a clean tank area for final pick-up. The diesel fuel product will be trucked via 30,000 Litre plus transport tanker vehicles owned and operated by Hasenauer Transporte to our final destination.

Production and Service Capability

     The system is designed to operate at a safe temperature with full computer integration providing the operators with current information on systems and foreseeable problems. In our Primary Plan we are using a continuous flow process to ensure a constant supply of finished product in the event of normal shutdown and maintenance of either unit.

     The specification of the system is for 90,000 tons of waste oil input. Downtime, start-up delays, or increases in waste volume can be regulated through our units with a throughput potential of 100,000 tons.

Market Analysis

     Our target market is Germany, which is a substantial industrialized economy with exceptionally high volumes of low sulfur, waste oil supply. Germany has over 82 million inhabitants producing 1.1 billion liters of waste lubricants, and 650,000 tons of used waste oil.

     The size of our target market using figures provided by the Mineral Oil Association of Germany and the National Association of Waste Oil Recyclers, represents 240,000,000 Liters of our product. At a market price of US$0.52 per Liter excluding sales tax for the high quality diesel fuel, potential sales in the Germany market alone is US$55,000,000 annually. It is unknown at this time how much of the target market is achievable by us, if any.

Key trends/changes with our Target Market

Alternative Fuels.
     Diesel may be displaced by alternative fuels in the future. More efficient engines may not require frequent oil changes, thereby decreasing the supply of waste oil. As technologies develop, more efficient engines will arrive, thus shrinking the diesel fuel market over time. In any event, our market share is a very small portion of the markets large size. We will be informed on these matters by monitoring the markets and being involved with the "Altol Verband" national used oil association, responding to trends that indicate any changes in our market.

Price.
     Price is a factor when dealing with oil prices. Our largest source of operating income is initially anticipated to be from the sale of produced oil, natural gas and possible natural gas liquids. Therefore, the level of our revenues and earnings are affected by price at which these commodities are sold. In the past, average annual sales prices for oil, natural gas and natural gas liquids, has been erratic, with a recent history of rising oil price per barrel but lower gas prices. It is likely that these prices will continue to fluctuate in the future. Various factors beyond our control affect prices of oil, including;

*    worldwide and domestic supplies of oil;
* the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;
*    political instability or armed conflict in oil-producing regions;
*    the price of foreign imports;
*    the level of consumer demand;
*    the price and availability of alternative fuels;
*    the availability of pipeline capacity; and,
*    changes in existing regulation and price controls.

Market Test Results

      The manufacturing rights and the engineering design of The EMI Process has been verified by qualified engineers at Propak Industries in Airdrie, Canada. They have over 500 employees on staff. Propak engineers and fabricates gas, oil, and other hydrocarbon facilities, which are shipped around the world. Our relationship to Propak is solely a third party purchaser of Propak's design, fabrication, and installation of our future facility in Germany. Propak Industries operates under ISO 9000 certification. This is a highly regarded certification process in the industry, as it is recognized by industrial countries as a standardized certification process.

     The design of the recycling facilities includes numerous advanced safety features including the recycling of stack gases in the burner unit to avoid contaminants, often found in other systems, from being vented into the atmosphere. The system is operated at low pressure to minimize the risk of explosions compared to other waste oil systems. Further, the computer sensors though out the system monitor temperatures, pressures, through puts, and other factors to avoid dangers which can be advanced warned against.
Quality of diesel fuel.

     Diesel was provided to PetroLabs of Germany, the official Fuel Laboratory for the German Government to conduct an independent testing of the final product. Material supplied by Enviro-Mining Inc. and tested by PetroLabs confirmed that the low sulphur standards are achievable. This third party verification is a required step in the approval process of meeting European wide acceptability.

     To gain nationwide and European wide acceptability, the Company engaged TUV (Thuringen Unterprufung Verein), equivalent to The Canadian Standards Association - CSA, to conduct a test to verify that we meet and exceed the requirements for EN 590 European Diesel fuel. EN 590 Legislation is the standard for all diesel fuel within the European community. The TUV verification and acceptability is a crucial seal of approval. The Thuringen State examination association currently is responsible to the industry as a third party independent tester of fuels.

Competition

     Although there are Companies with substantially greater financial resources, there is minimal waste oil recycling being conducted in Germany at the present time. The Mineral Oil Association of Germany classifies an oil recycler as a refinery which will accept waste oil as a blend to our feedstock or a cement kiln using waste oil as a fuel for our energy requirements. These refineries are referred to as waste oil recyclers. They represent our competition for the feed stock.

      In addition to information relied upon in the CANMET Report and the Jahresbericht Report, we have analyzed data on the reduction of waste oil availability as presented on January 1, 1997 in a German document entitled "Ermitthmg von Altolvermeidungspotentialen". The document was prepared by Umwelt Bundes Amt. The report was the basis for the enactment of the "Waste Avoidance, Recycling and Disposal Act," of 1994.

Potential Competition

     The current technology will allow us to recycle effectively today. Our supply of waste oil is key. Technologies will continue to improve and operating costs will decrease providing an ideal closed loop system for us. In addition, our current competition may start a bidding war to control the waste oil supply.

     Competition  is  limited to the cement industry and refineries  in  very defined regions of Germany which are not reliant on the waste oil as a feedstock. Natural gas and other inputs are more efficient. Only one competing technology originating out of Berlin exists for recycling used waste oil. The system is in our experimental phase with low capacity and throughput. Extensive research into other known processes confirms the lack of fully commercialized conversion processes.

Competitive Operating Advantage

     The systems are designed to be highly automated, enabling only 2 operators per shift to comfortably operate the plant. Each module will have our own control panel with early warning systems and fail safe shut offs in the event the operator is not present. This offers a reduced need to hire many new employees. Employment expenses is a large component of operations. Any cost savings in this area by way of economies of scale are very beneficial for lower costs. These cost savings will provide us with an opportunity to retain earnings for our further expansion on this site or new locations throughout Germany.

     The system is designed to operate with little maintenance or down time. This reliability offers us an opportunity to maximize the excess capacity of the system, while allowing room for extra throughput.

     Other systems in the refining industry require larger economies of scale to operate. They present higher debt servicing, larger infrastructure, and excessive overhead. Our systems are designed to be more compact, operate in an open structure, and require minimal investment relative to chemical and petrochemical superstructures.
     From an environmental standpoint, our system will be highly monitored and is designed to produce no harmful emissions or waste to the air, land, or water.

Supply of Raw Material

     Our   waste  oil  supply  base  is  established,  registered  waste  oil collectors. Our marketing plan is to switch existing collectors from their current disposal locations based on:

  * Freight. Costs of trucking in Germany are three times greater than North America.

  * Price. We will be competitive on waste oil purchasing with the existing cement industry.

  * Ecology. Ideology and concern for health issues will play a major factor as awareness increases and the "baby boomers" of industrialized nations become more health conscious.

  * Stability. Contracts will provide a sense of comfort for an industry facing many regulatory laws, shifts in community values, and market price fluctuations.

  * Law. A bill is awaiting approval in the European Community eliminating burning as a method of waste oil disposal. The existing collectors will be seeking facilities to divert their waste to other recycling refineries which are near capacity at this time. Our plan is to market to this group of collectors.

We believe that an opportunity exists to capture a large market share:

  * First, companies are being forced to comply with German legislation under the Oil Act to reduce burning activities, which have adverse health effects on the population, to more sustainable solutions.

  * Second, locations where burning and refining industries are unavailable will benefit by having a lower transportation fee. The costs of transportation over greater distances in Germany are very high and uneconomical.

  * Third, collectors face price fluctuations in the oil market, yet when transferring to our facility, once established, they will be provided a supply contract with preferential price and volume commitments. They will have price stability over the long term.

Government Regulatory Restrictions

     Government restrictions on the quality of final product, plant and site operations, and environmental concerns must all be met. Emissions, waste disposal, air, noise, groundwater, 24 hour operations and safety permits must be attained. We are in the process of assessing the extent and cost of compliance with the regulatory authorities. At this time we are unable to provide an accurate assessment of time and cost of compliance with the regulatory restrictions.

      Germany, our target market, has adopted some of the strictest laws in the world relating to the recycling and disposal of chemicals and waste. The business of recycling and waste disposal is subject to various governmental laws on both a federal and state basis in Germany. Further, the regulations are becoming increasingly complex and recycling and disposal more strictly regulated. These laws and regulations include landfill disposal restrictions, hazardous waste management requirements and air quality standards, as well as special permit and license conditions for recycling and disposal of waste and outdated and or used products.

      Once established, our recycling center will be subject to various federal, state and local laws and regulations and licensing requirements relating to the collection, processing and recycling of chemicals and waste. Requirements for registrations, permits and licenses vary depending upon the locale in which the recycling center is located.

      Management believes that further government regulation of the recycling industry could have a positive effect on our business; however, there can be no assurance what course future regulation may take. Under some circumstances, further regulation could materially increase the costs of our operations and have an adverse effect on our business. Costs associated with Germany's regulatory compliance are estimated to be $25,000. In addition, as is the case with companies handling hazardous materials, under some circumstances, the Company may be subject to contingent liability.

     Present laws for disposal of waste oil by burning are becoming more restricted. Our research indicates that burning could be abolished completely in the next two years. Legislation from the European community is in progress to strengthen the environmental laws pertaining to the release of heavy metals to the atmosphere through burning methods. Such burning has been linked to the cause of cancer in many countries.

     Once this bill becomes law, the majority of the 34 current members of the National Used Oil Recycling Association will face the challenge of locating suitable approved disposal sites. Only a few refineries in Germany have excess capacity to fill for used oil as a blend to their feedstock at this time.

Environmental Matters

Hazardous Materials.

     Our research and development, manufacturing and collection processes involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, foreign, state, and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we may be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

Intellectual Property

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of a "Limited Technology License Agreement," trade secret laws and non-disclosure agreements to protect our proprietary technology. We have obtained a license from Enviro-Mining Incorporated, a company controlled by officers and directors of the Company. The license is for a period of thirty (30) years commencing on June 11, 1998, with renewable 10 year terms. The Limited Technology License Agreement requires the payment of certain minimal annualized payments, and in the event of a default in the payments, we could lose our rights to continue utilizing the technology. Further, the Limited Technology License Agreement provides that we "must commence construction in the first twelve
(12) months of this agreement, a plant of minimum capacity of 90,000 tons of waste oil input in the Territory." The agreement, dated June 11, 1998, further states that it shall be just cause for termination of the Licensee of all license and marketing rights, if we have not commenced construction of the first plant within the first year of the license agreement, and an additional commercial scale plant every year thereafter for the next 5 years. A recent Letter Agreement was executed between the Company and Enviro-Mining which provides an extension until June 11, 2000 to commence construction of the first facility. It is unknown at this time whether, if ever, we will obtain sufficient funding for the construction. In the event we are unable to develop our business operations in Germany within the time constraints of the licensing agreement, we are is working with EMI on contingency plans which include additional extensions on the licensing agreement in addition to the licensing of additional countries.

      The licensing of the proprietary process for the stabilization and purification of gas/oil products has our place of origin from CANMET, the principal research and development arm of the Ministry of Natural Resources Canada. CANMET owns the intellectual property known as the CANPED process. The CANPED process of waste oil processing was licensed to Par Excellence Developments Inc. (PED), of Ontario Canada. On March 6, 1998 Enviro-Mining Inc., a major stockholder of the Sustainable Development International, Inc., entered into a "Sub-License Agreement" with PED, wherein the Enviro-Mining Inc. obtained limited intellectual rights to utilize the CANPED process of waste oil processing. PED subsequently approved the execution by us and Enviro-Mining Inc. of the "Limited Technology License Agreement," thus providing us with the use of the CANPED process. The PED - Enviro-Mining Inc. "Sub-License Agreement" is currently limited to Enviro Recycling GmbH to be built by us in or near the town of Merkers, Germany and terminates on December 31, 2017. This termination date coincides with the term of the Agreement between CANMET and PED. Our rights in utilizing the proprietary process of waste oil processing, is subject to the terms and conditions of the Agreement between CANMET and PED. In the event of a termination of the rights of PED by CANMET, then our rights could concurrently be terminated. Although we have not commenced construction of the first facility and thus are in jeopardy of losing our license rights, we have been assured by Enviro-Mining, the Licensor, that additional extensions are available. However, as of this date we have not received an extension, which subjects us to losing the licensed rights.

      We also seek to protect our intellectual property rights by limiting access to the distribution of our documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

     The license has not been registered in Germany or the European Union.

Employees

     As of October 31, 1999, we had 3 employees. Harold Jahn and Lew Mansell are full time employees. All employees are located at our headquarters in Alberta, Canada. None of our employees are subject to any collective bargaining agreement.

      Our proposed personnel structure can be divided into three broad categories: management and professional, administrative, and project personnel. As in most small Companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work load demands.

     We are dependent upon Harold Jahn, our President, Chief Executive Officer, and Secretary/Treasurer, Lew Mansell, Senior Vice President, and Garry R. Knull, Chief Financial Officer, both internationally and nationally. We have entered into employment agreements with Mr. Jahn. Further, upon receipt of additional capital intend to apply for key man life insurance on the lives of Mr. Jahn, and Mr. Mansell in the amount of $1,000,000 each. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Jahn, Mr. Mansell, and the other individuals involved in key management positions, or our inability to attract and retain other qualified employees could have material adverse effect on us.

Risks Associated with Year 2000 Problem

     We have had no noticeable impact as the result of the year 2000 problem. As is the case with most other Companies using computers in their operations, we recognize the need to ensure that our operations will not be adversely impacted by software and/or system failures related to such "Year 2000" noncompliance. Within the past twelve months, we have been upgrading components of our own internal computer and related information and operational systems and continue to assess the need for further system redesign and believe it is taking the appropriate steps to ensure Year 2000 compliance. Based on information currently available, we believes that the costs associated with Year 2000 compliance, and the consequences of incomplete or untimely resolution of the Year 2000 problem, will not have a material adverse effect on our business, financial condition and results of operations in any given year. However, even if our internal systems are not materially affected by the Year 2000 problem, our business, financial condition and result of operations could be materially adversely affected through disruption in the operation of the enterprises with which we interact. There can be no assurance that third party computer products used by us are Year 2000 compliant. Further, even though we believe that our current products are Year 2000 compliant, there can be no assurance that under actual conditions such products will perform as expected or that future products will be Year 2000 compliant.

     The Company, being a development stage Company, has readily available hard copy accounting records, invoices, and other paper trails which were up dated prior to year end 1999. Since we have not commenced substantial operations, third parties non compliance with the Year 2000 issue will have minimal impact on us. We in contracting with new vendors, manufactures, and plants are pre-establishing the third party's compliance with Year 2000 issues.

Additional Information

     We intend to provide an annual report to out security holders, and to make quarterly reports available for inspection by our security holders. The annual report will include audited financial statements.

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission.
Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036.

Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov). We maintain a website at www.1sustainable.com.

ITEM 2.   PROPERTIES

     Office- Our main offices are located at 10240 - 124th Street, Suite 208, Edmonton, Alberta, Canada , and our telephone number is (780) 488-9193, Fax No. (780) 488-9100. The facility is a leased approximately 600 square foot facility utilized in the following manner: a) administrative offices, b) professional offices, c) miscellaneous. The headquarters is ideal to commencement the pursuit of marketing activity throughout North America.

     Technical Library - We maintain a technical library, which is comprised of periodicals, trade journals, books, and other documents related primarily to the basic sciences, government regulations and industry materials.

     Processing Plant - The manufacturing plant for our products is to be located in Merkers, Thuringia, Germany, where sufficient processing equipment will be in place for production purposes. The plant has not been acquired by us at this time.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended October 31, 1999.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "SUDI". The following table sets forth the quarterly high and low bid prices for our Common Stock during our ast two fiscal year, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                     1999
                    Average Bid         Average Ask
     September       $.94                $1.31
     October         $.89                $1.48

Note: We started trading in 1999

     As of October 31, 1999, we had approximately 51 stockholders of the 13,720,000 shares outstanding.

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

RISK FACTORS AND CAUTIONARY STATEMENTS

      This  report contains forward-looking statements within the meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     We were organized in May 1998, and are a Development Stage Company, engaged in the business of commercializing innovative technologies in the environmental, energy from waste, and alternative power system industries. We have a limited operating history and has not generated revenues from the sale of any products. Our activities have been limited to start up procedures. Consequently, we have incurred the expenses of start-up and licensing. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services and products, the level of competition and our ability to satisfy governmental regulations and deliver company services and products while maintaining quality and controlling costs.

Results of Operations

     Period from October 31, 1998 (Inception) to October 31, 1999

     Our first year of operation achieved two main goals. The formation of our organization to pursue our business strategy and obtaining the licensing of technology required to pursue our objectives.

     Revenues. We are a development stage enterprise as defined in SFAS #7, and have yet to generate any revenues. We are devoting substantially all of our present efforts to: (1) developing our management team and administrative network, (2) developing our market, and (3) obtaining sufficient capital to commence full operations.

     Our expenses increased from $52,111 for the 157 days of operations in 1998 to $181,236 in 1999 as the result of our completing our 12(g) reporting requirements with the Securities Act of 1934 and our commencement of trading on the NASD OTC:BB.

Liquidity and Capital Resources

     We have not generated revenues during this period and it is unknown when we will generate revenues. The receipt of funds from Private Placement Offerings and loans obtained through private sources by us are anticipated to offset our near term cash equivalents for the next 12 months. Since inception, we have financed our cash flow requirements through issuance of common stock. As we commence operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Further, we may be required to obtain additional financing to fund operations through Common Stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We intend to commence revenue generation by establishing operational facilities under development in our target markets. However, we will continue the research and development of our products, increase the number of our employees, and expand our facilities where necessary to meet development and completion deadlines. We believe, that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will seek additional financing in order to such additional funds will be available or that, if available, such additional funds will be on terms acceptable to us.

     No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have negative impact on our financial conditions and our stockholders.

     The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by Company's in their early stage of development, particularly Company's in new and rapidly evolving markets such as environmental technology. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.
     Subsequent financing is needed to provide funds to prove the business concept and to finish the development of the environmental technology. Additional funds will be necessary to take the product to market. We hope to enter into additional funding arrangements through strategic partnerships, merger, equity offering or debt offering. Nothing has been secured as of this time.

       Additionally,  we  received  an  extension  of  12  months  for   the
commencement of construction of our first plant in Germany for oil recycling. Further, the licensing fee of $300,000 on the initial plant in Germany has been delayed until construction is completed. Although this extension provides us with additional time in which to capitalize the construction through the sale of our securities or through debt, there can be no assurance the Company will be able to generate the funds required to commence construction, or complete construction once started. In the event we are unable to commence construction during the extension period, or in the alternative, obtain additional extensions, then in that event the licensing rights held by us would be cancelled, leaving us with substantially no assets or means of generating revenues.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     SECTION 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the 1934 Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the S.E.C. initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by S.E.C. regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on representation from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied.

DIRECTORS AND EXECUTIVE OFFICERS

      Name         Age                          Title
Harold Jahn         29   President, CEO, Secretary/Treasurer, Director
Lew Mansell         52   Senior Vice President, Director
Garry R. Knull      52   Chief Financial Officer


Harold Jahn -  President and Chief Executive Officer

Mr. Jahn has served as the Company's Chief Executive Officer, President, and Chairman of the Board since May 1998. From mid 1995 until present Mr. Jahn has been president of Enviro-Mining Inc. a company co-founded by Mr. Jahn as a solution for recycling needs in the tire industry. Our mission has expanded, developing a broader recycling mandate internationally with the inclusion of innovative technologies in power generation and mining equipment worldwide. From July, 1991, to July, 1997, Mr. Jahn was involved in real estate sales. Mr. Jahn graduated from the University of Alberta with a BA degree in International Relations and Economics in 1991. His education contributed to his knowledge of business and government issues, creativity in problem solving, strengthened concerns for sustainable development, and managing projects in a timely manner.

Lew Mansell - Senior Vice President

Lew Mansell has served as a Senior Vice President and a Director of the Company since June, 1998. From August, 1995, to June, 1998, Mr. Mansell was the Vice President of Enviro-Mining, Inc. From 1993 until present Mr. Mansell owned and operated INVEQ Services, a mortgage brokerage firm. Mr. Mansell graduated with a B.Sc. in chemistry in 1968, and brings over 25 years of management skills to this position. His experience includes polymer research, industrial sales and services in the manufacturing, petrochemical, and corrosion industry. Since 1978, he has successfully turned around several Company's implementing new quality control systems, and production procedures. The marketing and commercialization of innovative technologies became his focus from 1990.

Garry R. Knull - Chief Financial Officer

Garry R. Knull, CA, has served as Chief Financial Officer of the Company since June, 1998. From 1979 until present Mr. Knull has been a senior partner in the accounting firm of Knull, Hales & Chapelsy. He has been involved in corporate and commercial accounting, auditing and providing financial and taxation advice to a variety of clients. He is also Chief Financial Officer of a midsize oilfield manufacturing and supply company.

LIMITATION OF LIABILITY OF DIRECTORS

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The  Board of Directors does not have a Compensation Committee.   Harold
Jahn, President, oversaw the compensation of our executive officers.

Board of  Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended October 31, 1999, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall   Policy;   Significant  Factors.   During  fiscal   1999,   the
compensation decisions made by the Board of Directors in respect of our executive orders were influenced by three major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

                                                        Long Term
                        Annual Compensation            Compensation
  Name and
 Principal                        Other Annual Restricted
  Position   Year  Salary  Bonus  Compensation   stock    Options  Others
Harold  Jahn
(1)(2)       1999                   $36,000
Lew  Mansell
(2)          1999                      0
Garry     R.
Knull        1999                      0

(1) Sustainable Development Group, controlled by Harold Jahn, received 9,500,000 shares of founders stock in 1998.
(2) Enviro-Mining, Inc. controlled equally by Lew Mansell and Harold Jahn received 2,800,000 shares of founders stock in 1998.
Stock Option Plan

     The following descriptions apply to stock option plans, which we have adopted; however, no options have been granted as of this date.

     We intend for issuance an aggregate of 1,000,000 shares of Common Stock under a Stock Option Plan (the "Stock Option Plan") and Non-Employee Directors' Plan described below (the "Directors' Plan") which has been adopted by us. These plans are intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of Common Stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

     Officers (including officers who are members of the Board of Directors), directors (other than members of the Stock Option Committee (the "Committee") to be established to administer the Stock Option Plan and the Directors'
Plan) and other employees and consultants of the Company and our subsidiaries (if established) will be eligible to receive options under a the planned Stock Option Plan. The Committee will administer the Stock Option Plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the Stock Option Plan.

     Unless the Committee, in our discretion, determines otherwise, non-qualified stock options will be granted with an option price equal to the fair market value of the shares of Common Stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the Stock Option Plan be less than the fair market value of such Common Stock to which the incentive stock option relates on the date the incentive stock option is granted.

     Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan when some awards may be exercised. In the event of a change of control (as defined in the Stock
Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Directors Plan

The Directors' Plan is intended to:
  * Enable us to secure persons of requisite business experience to serve on the Board of Directors,
* To motivate directors to enhance our future growth by furthering their identification with our interests and our stockholders, and
*    To assist in retaining directors.

     The Directors' Plan provides for the grant of stock options to persons who are members of the Board of Directors and who at the time they joined the Board of Directors were not employees of the Company or any of our affiliates ("Non-Employee Directors"). The Committee will administer the Directors' Plan. Each of the Non-Employee Directors will receive an option to purchase shares of Common Stock. Such options will vest in three equal annual installments commencing on the first anniversary of such Non-Employee Director's election. Options granted under the Directors' Plan may not be exercised more than five years after the date of grant. No option may be granted more than ten years after the date of the adoption of the Directors' Plan. In the event of a change of control (as defined in the Directors'
Plan), the date on which all options outstanding under the Directors' Plan may first be exercised is accelerated. Generally, all options will terminate 90 days after a change of control.

Director's Compensation

     At the date of this filing, there were no formal Director's Compensation programs. The Board of Directors does, however, reserve the right to implement such a plan as appropriate for retaining our current members and in attracting outside directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred on Company business. From time to time directors may be provided with stock options.
Other Significant Benefit Arrangements

      Employees Stock Option Plan. At the date of this filing there are no formal Employee Stock Option Plans. However, Management will ask the Board of Directors to review the possible implementation of such a program as Management believes employees' ownership interest in the company is positive both in terms of employee morale and in personnel retention.

      Profit Sharing 401(k) Plan. No segment of the Company currently provides a 401(k) plan for any of our employees. It is, however, expected to be a matter for our Board of Directors to review as Management believes such programs are beneficial both to our employees themselves and as a means of attracting and retaining quality personnel.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of the date of this Form 10KSB, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by each of our directors, proposed directors and executive officers, and by all of our directors, proposed directors and executive officers as a group. The address of each person is care of the Company.


Name of Beneficial Owner(1)            Number        Percent
                                      Of Shares     Of Class
Sustainable Development Group (2)     9,500,000            69%
Enviro Mining Inc (3)                 3,260,000            24%
Harold Jahn (2)                               0              0
Lew Mansell (3)                               0              0
Gary Knull                                    0              0
All Directors & Officers as a Group

     (1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within
          60 days after such date.
     (2) Sustainable Development Group, controlled by Harold Jahn, received 9,500,000 shares of founders stock in 1998.
     (3) Enviro-Mining, Inc. controlled equally by Lew Mansell and Harold Jahn received 2,800,000 shares of founders stock in 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     License Agreement. On June 11, 1998, we entered into a license agreement ("Limited Technology License Agreement") with Enviro-Mining Inc., a stockholder of the Company, regarding the licensing of the Company by Enviro-Mining, Inc. to use certain patented technology in connection with the recycling of waste oil into low sulphur diesel.

     The license is for a period of thirty (30) years commencing on June 11, 1998, with renewable 10 year terms. The Limited Technology License Agreement requires the payment of certain minimal annualized payments, and in the event of default in the payments, we could lose our rights to continue utilizing the technology. Further, the Limited Technology License Agreement provides that we "must commence construction in the first twelve (12) months of this agreement, a plant of minimum capacity of 90,000 tons of waste oil input in the Territory." The agreement, dated June 11, 1998, further states that it shall be just cause for termination of the Licensee of all license and marketing rights if we have not commenced construction of the first plant within the first year of the license agreement, and an additional commercial scale plant every year thereafter for the next 5 years. On May 11, 1999 the Limited Technology License Agreement was amended to reflect an extension until June 11, 2000 for us to comply with the commencement of construction and delayed payment of the License fee of $300,000.

Enviro-Mining, Inc. Harold Jahn our President and CEO, and Lew Mansell our Senior Vice President are joint owners of Enviro-Mining, Inc.

Sustainable Development Group Harold Jahn our President and CEO, and Lew Mansell our Senior Vice President are joint owners of Sustainable Development Group.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.Independent Auditors  Report                                           F-1
2.Financial Statements:
  Statements of Loss and Deficit for the Period Ended October 31, 1999   F-2
  Balance Sheet                                                          F-3
  Statement of Cash Flows for the Period Ended October 31, 1999          F-4
  Statement of Changes in Stockholders' Equity for the
  period ended October 31, 1999                                          F-5
  Notes to Consolidated Financial Statements                       F-6 - F-8

                All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           2.    During the fiscal year 1999, the Company filed the following
8-Ks.

          3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SUSTAINABLE DEVELOPMENT, INC.                DATED: February 8, 2000



By:/s/ Harold Jahn
     Harold Jahn
     President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Horold Jahn               President                February 8, 2000
Harold Jahn

/s/ Lew Mansell               Senior Vice President    February 8, 2000
Lew Mansell

Grant Thornton LL{
Chartered Accounts
Canadian Member Firm of
Grant Thornton International


Auditors' Report


     To the Stockholders of
     Sustainable Development International Inc. (A Development Stage
     Company)


     We have audited the balance sheet of Sustainable Development International Inc. (A Development Stage Company) as at October 31, 1999 and 1998 and the statements of loss and deficit, cash flows, and changes in stockholders' equity for each of the two periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at October 31, 1999 and 1998 and the results of our operations and our cash flows for each of the two periods then ended in accordance with generally accepted accounting principles in the United States.






     Edmonton, Canada
     January 21, 2000                   Chartered Accountants


Sustainable Development International Inc.
(A Development Stage Company)
Statements of Loss and Deficit
(Expressed in United States Dollars)
Period Ended October 31                              1999        1998

                                                            (157 days)


                          Cumulative from
                          May 27, 1998 to
                          October 31, 1999
Expenses
  Advertising                       $417            $267           $150
  Amortization                    14,167          10,000          4,167
  Consulting fees                107,842          84,441         23,401
  Management fees (Note 5)        54,000          36,000         18,000
  Office                           1,728           1,728              -
  Professional fees               43,861          38,873          4,988
  Service charges                  1,008             553            455
  Travel                          10,324           9,374            950
                          --------------    ------------  -------------
                                 233,347         181,236         52,111

Other items
  Loss on exploration              6,680           6,680              -
  Gain on foreign exchange       (8,776)         (8,776)              -
  Interest revenue               (6,355)         (6,355)              -
                        ---------------     -----------    ------------
                                 (8,451)         (8,451)              -
                        ---------------    -------------   ------------
Net loss                     $(224,896)$      (172,785)$       (52,111)
                        =============== ===============   =============

Deficit accumulated through
  development stage, beginning of year        $(52,111)              $-

Net loss                                      (172,785)        (52,111)
                                           -----------  --------------
Deficit accumulated through
  development stage, end of year            $(224,896)$        (52,111)
                                           =========== ===============

             See accompanying notes to the financial statements.

Sustainable Development International Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in United States Dollars)
October 31                               1999        1998



Assets
Current
 Cash                               $ 155,042   $ 330,053

Deposit                                16,925           -
Due from related party (Note 5)        94,764           -
Licensing agreement (Note 3)          285,833     295,833
                                   ----------  ----------
                                    $ 552,564   $ 625,886
                                   ==========  ==========


Liabilities
Current
 Payables and accruals              $  93,452   $  13,989
                                 ------------  ----------

Stockholders' Equity
Capital stock (Note 4)                684,008     664,008
Deficit                             (224,896)    (52,111)
                                  ----------   ----------
                                      459,112     611,897
                                  -----------  ----------
                                    $ 552,564   $ 625,886
                                  ===========  ==========

Going concern (Note 1)

Commitment  (Note 3)

             See accompanying notes to the financial statements.

Sustainable Development International Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in United States Dollars)
Period Ended October 31                  1999        1998

                                                (157 days)

                     Cumulative from
                     May 27, 1998 to
                     October 31, 1999
Increase (decrease) in cash

 Operating
   Net loss                    $    (224,896)   $(172,785)  $    (52,111)
   Amortization                        14,167      10,000        4,167
   Services settled with shares        43,351      20,000        23,351

   Change in non-cash operating
     working capital:
     Increase in deposits            (16,925)    (16,925)        -
     Increase in payables and
       accruals                        93,452      79,463        13,989
                                -------------  -----------  -------------
                                     (90,851)    (80,247)        (10,604)

Financing
   Issuance of capital stock          640,657           -        640,657
   Advances to related parties       (94,764)    (94,764)        -
                                -------------  ----------   ------------
                                      545,893    (94,764)        640,657

Investing
   Purchase of licensing agreement  (300,000)           -        (300,000)
                                ------------  -----------  --------------
Net increase (decrease) in cash       155,042   (175,011)        330,053

Cash

 Beginning of period                        -     330,053             -
                                -------------  ----------   -------------
 End of period                      $ 155,042   $ 155,042        330,053
                                =============  ==========  =============

             See accompanying notes to the financial statements.

Sustainable Development International Inc. (A Development Stage Company)
Statement  of  Changes in Stockholders' Equity (Expressed  in  United  States
Dollars)
Period Ended October 31, 1999
                                                     Additional
                  Number of         Par      Common    Paid-in
                     Shares         Value      Stock    capital   deficit  total
Balance,
May 27, 1998                -    $    -    $    -    $    -    $    -    $    -

Shares issued
to founding
stockholders,
May 1998            11,500,000    .001     11,500     (11,492)     -     8

Common shares
issued for
transfer of
Licensing Agreement,
June 1998           1,200,000     .001     1,200     298,800      -   300,000

Common shares issued
for cash consideration
of $0.25 per share
by private placement,
September 1998        706,596     .001       707      175,943      -  176,650

Common shares issued
for services,
June 1998
to  October  1998      93,404     .001        93        23,257       - 23,350

Common shares issued
for cash consideration
of $1.00 per share
by private placement,
October 1998          200,000     .001       200      199,800      -  200,000

Expenses on issuance
of   share  capital         -        -          -     (36,000)     -  (36,000)

Net   loss                  -        -          -          -  (52,111) (52,111)
                  --------------------------------------------------------------
Balance, October
31, 1998          13,700,000       -    13,700       650,308 (52,111) 611,897

Common shares
issued for
services,
November 1998         20,000    .001       20        19,980        -  20,000

Net loss                -       -        -             -  (172,785) (172,785)

Balance,
October 31,
1999         13,720,000        $.001    $13,720   $670,288  $(224,896)$(459,112)

Sustainable Development International Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in United States Dollars)
October 31, 1999



1.   Nature of operations and basis of presentation

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

The company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The amounts reported in these financial statements are in United States dollars.

The accompanying financial statements have been prepared on the basis that the company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since our inception, the company has been engaged in organizational and pre-operating activities. Further, the company has generated no revenues and incurred losses. Continuation of the company's existence is dependent upon our ability to obtain additional capital and our ability to successfully develop technologies and sustain profitable operations. The uncertainty related to these conditions raises substantial doubt about the company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



2.   Summary of significant accounting policies

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

Sustainable Development International Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in United States Dollars)
October 31, 1999



3.   Licensing agreement

On June 11, 1998 Sustainable Development International Inc. entered into a Limited Technology License Agreement with Enviro-Mining Inc., an Alberta, Canada Corporation. The Agreement commits Sustainable Development International Inc. to pay an amount equal to or less than $300,000 to Enviro-Mining Inc. as a production royalty. Enviro-Mining Inc. has provided an extension of the original agreement and has delayed payment, without any penalties.

This licensing agreement allows the company to use a process that is related to an oil re refining technology for the production of a high grade low sulphur #2 diesel and associated products from waste lubrication oil.

The Agreement could be terminated if Sustainable Development International Inc. does not commence construction by June 11, 2000, at a minimum plant capacity of 90,000 Tonnes of waste oil input.



4. Capital stock                         1999        1998

Authorized:

50,000,000 Common voting
shares, $.001 par value
10,000,000 Preferred shares

Issued:

13,720,000  (1998  - 13,700,000)
common voting  shares               $    13,720     $ 13,700
Additional paid in capital              670,288      650,308
                                    -----------  -----------
                                      $ 684,008    $ 664,008
                                    ===========  ============
During November 1998, 20,000 shares were issued for $20,000 of services provided to the company.



5. Related party transactions

a) During the year, Enviro-Mining Inc., a stockholder of the company, paid expenses on behalf of the company. Advances were also made to Enviro-Mining Inc. to assist with acquiring new technologies. Amounts due from Enviro-Mining Inc. are non-interest bearing with no set terms of repayment.

b) During the year, management fees were paid to a director of the company totalling $36,000 (1998 - $18,000).

Sustainable Development International Inc.
Notes to the Financial Statements
(Expressed in United States Dollars)
October 31, 1998



6.   Subsequent events

a) On November 22, 1999, the company announced that it has incorporated Intercontinental Granite Incorporated. The company will own 80% of the outstanding common shares of Intercontinental Granite Incorporated for nominal consideration.

b) On December 15, 1999, 56,800 common voting shares were issued to consultants to the company pursuant to the Stock Compensation Plan, in settlement of accounts payable of $60,350.

c) On December 16, 1999, the company entered into an agreement to form Pro-Active Incorporated. The company will own 60% of Pro-Active Incorporated for nominal consideration, which will manage health care information through the use of integrated systems, customized databases and intelligent ID cards.

d) On January 14, 2000, the company acquired 22,500 acres of mineral claims under a metallic and industrial minerals permit.



7. Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.