Form 10QSB
period 2000-01-31
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 2000-03-16
CIK 1075999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


    For the quarter ended January 31, 2000 Commission file number 000-25409


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

                              Yes [X]       No [ ]


              As of January 31, 2000, there were 13,776,800 shares
                          of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                     Page No.
     Item 1.   Financial Statements

               Statement of Loss and Deficit for three months
               Ended January 31, 2000                                 3

               Balance Sheet as of January 31, 2000                   4

               Statement of Changes in Financial Position,
                  Cumulatively from the Company's Inception
                  as a Development Stage Company, and for
                  the three months ended January 31, 2000             5

               Notes to Financial Statements                          6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           8-9


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      10

     Item 2.   Changes in Securities                                  10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       10

     Item 5.   Other Information                                      10

     Item 6.   Exhibits and Reports of Form 8-K                       10

     SIGNATURES                                                       11

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                       Cumulative from   Period ending
                                       May 27, 1998 to   Jan 31, 2000
                                        Jan 31, 2000      (92 days)
                                          ---------        ---------
Expenses
Advertising                               $   5,599        $   5,182
Amortization                                 16,667            2,500
Consulting fees                             107,842                0
Management fees (Note 5)                     67,827           13,827
Office                                        3,264            1,536
Professional fees                            53,377            9,516
Service Charges                               1,180              172
Travel                                       11,068              744
Others  Miscellaneous                         3,457            3,457
        Loss on exploration                   6,680                0
        Gain on foreign exchange             (8,776)               0
        Interest revenue                     (6,355)               0
                                          ---------        ---------
                                           (261,830)         (36,934)
                                                           ---------
Net loss and deficit, end of period                        $ (36,934)
                                                           =========

                                  BALANCE SHEET

                                October 31, 1999   Jan 31, 2000
Assets
Current
  Cash                             $ 171,967        $ 144,033
  Investment                          94,764           87,607
Licensing agreement (Note 2)         285,833          283,334
                                   ---------        ---------
                                   $ 552,564        $ 514,974
                                   =========        =========
Liabilities
Current
  Payables and accruals            $  93,452        $   9,000
                                   ---------        ---------
Shareholder's Equity
Capital stock (Note 4)               684,008          744,358
Deficit                             (224,896)        (238,384)
                                   ---------        ---------
                                     459,112          505,974
                                   ---------        ---------
                                   $ 552,564        $ 514,974
                                   =========        =========



Commitment  (Note 3)


          STATEMENT OF CHANGES IN FINANCIAL POSITION, CUMULATIVELY FROM
         THE COMPANY'S INCEPTION AS A DEVELOPMENT STAGE COMPANY, AND FOR
                     THE THREE MONTHS ENDED JANUARY 31, 2000

                                                   Cumulative from
                                                    Period ending
                                                    May 27, 1998 to   Jan 31, 2000
                                                     Jan 31, 2000       (92 days)
                                                      ---------        ---------
Cash derived from (applied to):

Operating
  Net loss                                            $(261,830)       $ (36,934)
  Amortization                                           16,667            2,500
  Services settled with shares                          103,701           60,350
  Change in non-cash operating working capital:
        Increase in deposits                            (16,925)               0
        Increase Payables and
         accruals                                       102,452            9,000
                                                      ---------        ---------
                                                        (55,935)         (25,434)

Financing
  Issuance of capital stock                             744,358                0
  Advances to related parties                           (87,607)          (7,157)
                                                      ---------        ---------
                                                        656,751           (7,157)
Investing
  Purchase of licensing agreement                      (300,000)               0
                                                      ---------        ---------
Net increase (decrease) in cash                        (300,816)       $ (32,591)
                                                      =========        =========
Cash
        Beginning of period                           $      --        $ 171,967

        End of Period                                 $ 144,033        $ 144,033

Notes to Financial Statements

1.      Commencement of operations

        Sustainable Development International, Inc., a Nevada corporation, is a development stage company formed on May 27, 1998 to provide innovative technologies, products and services to improve efficiency, quality and environmental concerns in a variety of fields, with a particular emphasis on solutions to environmental problems, reductions in energy consumption, health and wellness and responsible resource development. The Company is divided into five divisions: Energy, Sustainable Health, Funding, Natural Resources and Alternative Energy.

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
                                              ===========


        On June 11, 1998 Sustainable Development International, Inc., entered into a Limited Technology License Agreement with Enviro-Mining Inc., an Alberta, Canada corporation. The License Agreement commits Sustainable Development International, Inc., to pay an amount equal to or less than $300,000 to Enviro-Mining Inc. as a production royalty.

        The Agreement could be terminated if Sustainable Development International, Inc., does not commence construction by June 11,2000 of a facility with a minimum plant capacity of 90,000 Tons of waste oil input.

4.      Capital stock

Authorized:

50,000,000 Common voting shares, $.001 par value
10,000,000 Preferred shares

Issued:

13,776,800 Common voting shares                        $ 13,700
Additional paid in capital                              730,658
                                                       --------
                                                       $744,358
                                                       ========

During the period ending October 31, 1999, the company had the following share transactions, and 56,800 new shares have been issued in the period ending January 31, 2000:


                                                         Shares               $
                                                       -----------       -----------
Shares  issued  to  founding  shareholders,
      May 1998                                          11,500,000       $         8


Common shares issued for transfer of Licensing
     Agreement at $0.25 per share, June 1998             1,200,000           300,000

Common shares issued for cash consideration of
     $0.25 per share by private placement,
     September 1998                                        706,596           176,649


Common shares issued for services at $0.25
     Per share, June 1998 to October 1998                   93,404            23,351

Common shares issued for cash consideration of
     $1.00 per share by private placement,
     October 1998                                          200,000           200,000

Common shares issued for services, November 1998            20,000            20,000

Common shares issued for services, December 1999            56,800            60,350
                                                       -----------       -----------
                                                        13,776,800           780,358
Expenses on issuance of share capital                           --           (36,000)
                                                       -----------       -----------
                                                        13,776,800       $   744,358
                                                       ===========       ===========


5. Related party transactions

        a) In the year ending October 31, 1998, Enviro-Mining Inc., a shareholder of the company, sold to the company a Licensing Agreement for $300,000.

        b) During the period, management fees were payable to the director of the company totaling $9,000.

        c) During the period, a portion of the short term investment from Enviro-Mining Inc. was repaid in the amount of $7,157. These funds were advanced to assist Enviro-Mining in acquiring additional oil related technologies. These funds will be repaid in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

        SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC., a Nevada corporation (the "Company"), is a development stage company formed in 1998 to encourage innovative technologies in the environmental industries. The Company's goal is to acquire technology rights and licenses from patent holders and others, then secure a market and raise sufficient capital to build, own, and operate facilities throughout the world.


        The Company is in the process of setting up a subsidiary company, Umweltservice Europa GmbH, to recycle waste lubrication oil. The Company has obtained the rights in Germany from Enviro-Mining Inc. for three technologies (the "EMI Process"), which, when combined, can produce a high grade low sulfur diesel fuel meeting all European specifications under EN 590 legislation. The EMI Process is a proven alternative to present disposal methods by conversion of automotive waste oil into light heating oil and high quality diesel fuel.

        On November 22, 1999, the company announced that it had incorporated Intercontinental Granite Incorporated. The company owns 80% of the outstanding common shares of International Granite Incorporated for nominal consideration.

        On December 16, 1999, the company entered into an agreement to form Pro-Active Incorporated. The company owns 60% of Pro-Active Incorporated for nominal consideration. Pro-Active Incorporated will manage health care information through the use of integrated systems, customized databases and intelligent ID cards.

        On January 14, 2000, the company acquired 22,500 acres of mineral claims under a metallic and industrial mineral permit.

Results of Operations for the three months ended January 31, 1999

        Total operating expenses from continuing operations were $36,934 for the three months ended January 31, 2000, a 92 day period, as compared to the operating expenses of $224,896 for the period of inception of the Company through its fiscal year end of October 31, 1999, a period of 522 days. Utilizing an average daily calculation of operating expenses of $401.46 for the period ending January 31, 2000, and an average daily calculation of operating expenses of $473.38 for the annual period ending October 31, 1999, this represented an 18% increase in average daily operating expenses.

        The increase in expenses was primarily the result of the Company increasing its business activities to generate sales during the period ending January 31, 2000.

Forward-Looking Statements and Associated Risks

        This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report, and in other documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of such risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves As of January 31, 2000 (Unaudited)

        As of January 31, 2000, the Company's assets were $523,974 and its liabilities were $9,000, resulting in an excess of assets of $514,974. Cash was $144,033 at January 31, 2000 as compared to cash of $171,967 on October 31,1999, a decrease of $27,934. This represents a 17% decrease in available cash. This decrease was primarily the result of an increase in operating expenses and a cash deposit of $87,607 to Enviro-Mining for purposes of acquiring additional oil related technologies.

        The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Year 2000 Issues

        Certain of the Company's computer systems and software may interpret the year 2000 as some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger, accounts payable, facility point-of-sale and software programs required software updates or modifications to address the year 2000 problem. The Company further addressed the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $1,000. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations; however, no assurance can be given that the software updates and new computers will resolve the problem entirely.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SUSTAINABLE DEVELOPMENT
INTERNATIONAL, INC.
(Registrant)



By:/s/ Harold Jahn                        By:/s/ Garry Knull
   --------------------                      ----------------------
  Harold Jahn                                Garry R. Knull
  Chairman, CEO, President                   Treasurer, CFO


Date: March 15, 2000                      Date: March 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27.1                Financial Data Schedule