Form 10QSB
period 2000-04-30
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 2000-06-15
CIK 1075999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


For the quarter ended April 30, 2000            Commission file number 000-25409



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

                              Yes      [X]      No


As of April 30, 2000, there were 14,376,800 shares of common stock outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Statement of Loss and
               Deficit for three months Ended April 30, 2000          3-4

               Condensed Consolidated Balance Sheet
               as of April 30, 2000                                   5

               Condensed Consolidated Statement of Cash Flows for
               the three months ended April 30, 2000                  6

               Notes to Condensed Consolidated Financial Statements   7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           9-12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      11

     Item 2.   Changes in Securities                                  11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       11

     Item 5.   Other Information                                      11

     Item 6.   Exhibits and Reports of Form 8-K                       11

     SIGNATURES                                                       12

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF LOSS
(Expressed in U.S. Dollars)
(Unaudited)

Three Months Ending April 30                      2000                 1999
-------------------------------------------------------------------------------

Expenses
   Advertising                                       9,151                1,473
   Amortization                                      5,786                2,500
   Consulting fees                                   3,387                   --
   Management fees                                  22,175                1,400
   Office                                            5,053                  167
   Professional fees                                 7,085                7,025
   Service charges                                     873                   27
   Travel                                            1,224                   --
   Other                                             8,764                   --
                                              ------------         ------------
                                                    63,498               12,592
                                              ------------         ------------

Net loss                                      $    (63,498)        $    (12,592)
                                              ============         ============


Net loss per share, basic and
   diluted (Note 1)                           $    (0.0045)        $    (0.0009)
                                              ============         ============
Weighted average shares, basic
   and diluted                                  14,043,467           13,720,000
                                              ============         ============


   See accompanying notes to the condensed consolidated financial statements.

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF LOSS
(Expressed in U.S. Dollars)
(Unaudited)

                                     6 months to        6 months to      Cumulative to
                                        April 30           April 30           April 30
                                            2000               1999               2000
--------------------------------------------------------------------------------------

Expenses
   Advertising                            14,333              4,139             14,750
   Amortization                            8,286              5,000             22,453
   Consulting fees                         3,387              7,151            111,229
   Management fees                        36,002             19,400             90,002
   Office                                  6,589                913              8,317
   Professional fees                      16,601             14,668             60,463
   Service charges                         1,045                220              2,053
   Travel                                  1,968              4,673             12,292
   Other                                  12,221                 --             12,221
                                    ------------       ------------       ------------
                                         100,432             56,164            333,780
                                    ------------       ------------       ------------

Other items
   Loss on exploration                        --                 --              6,680
   Gain on foreign exchange                   --                 --             (8,776)
   Interest on revenue                        --                 --             (6,355)
                                    ------------       ------------       ------------
                                              --                 --             (8,451)
                                    ------------       ------------       ------------

Net loss                            $   (100,432)      $    (56,164)      $   (325,329)
                                    ============       ============       ============



Net loss per share, basic and
   diluted (Note 1)                 $    (0.0072)      $    (0.0041)
                                    ============       ============

Weighted average shares, basic
   and diluted                        13,924,533         13,716,667
                                    ============       ============



   See accompanying notes to the condensed consolidated financial statements.

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

                                                 April 30            October 31
                                                     2000                  1999
-------------------------------------------------------------------------------

ASSETS
Current
   Cash                                       $   137,918           $   155,042

Deposit                                            16,925                16,925
Due from related party                             40,406                94,764
Licensing agreements                            1,560,964               285,833
Other asset                                         1,177                    --
                                              -----------           -----------

                                              $ 1,757,390           $   552,564
                                              ===========           ===========

LIABILITIES
Current
   Payables                                   $   738,361           $    93,452
                                              -----------           -----------


SHAREHOLDERS' EQUITY
Capital stock (Note 2)                          1,344,358               684,008
Deficit                                          (325,329)             (224,896)
                                              -----------           -----------
                                                1,019,029               459,112
                                              -----------           -----------

                                              $ 1,757,390           $   552,564
                                              ===========           ===========



   See accompanying notes to the condensed consolidated financial statements.

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

                                              6 months ended     6 months ended
                                                    April 30           April 30
                                                        2000               1999
-------------------------------------------------------------------------------

Increase (decrease) in cash

   OPERATING
     Net loss                                    $  (100,432)       $   (56,164)
     Amortization                                      8,286              5,000
                                                 -----------        -----------
                                                     (92,146)           (51,164)
     Change in
       Payables                                      644,908             (6,590)
                                                 -----------        -----------
                                                     552,762            (57,754)
                                                 -----------        -----------

   FINANCING
     Issuance of capital stock                       660,350                 --
     Advances to related parties                      54,358            (60,242)
                                                 -----------        -----------
                                                     714,708            (60,242)
                                                 -----------        -----------

   INVESTING
     Purchase of licensing agreements             (1,283,417)                --
     Purchase of other asset                          (1,177)                --
                                                 -----------        -----------
                                                  (1,284,594)                --
                                                 -----------        -----------

Net decrease in cash                                 (17,124)          (117,996)

Cash

   Beginning of period                               155,042            330,053
                                                 -----------        -----------

   End of period                                 $   137,918        $   212,057
                                                 ===========        ===========



   See accompanying notes to the condensed consolidated financial statements.

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2000
--------------------------------------------------------------------------------


1.    GENERAL

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended October 31, 1999 included in the Company's Annual Report on Form 10-KSB.

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Sustainable Development International Inc., its 70% owned subsidiary, Watergas Inc., its 80% owned subsidiary, Intercontinental Granite Inc., and its 100% owned subsidiary, Sustainable Health Inc.

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

LOSS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
April 30, 2000
--------------------------------------------------------------------------------

2.    CAPITAL STOCK

The company has the following changes to their issued share capital:


                                               Number of shares     Dollar Value
                                               ----------------     ------------
At year ended October 31, 1999                       13,720,000       $  684,008

Common shares issued for services,
  December, 1999                                         56,800           60,350

Pending regulatory approval - for
   acquisition of subsidiary
   Intercontinental Granite Inc.                        100,000          100,000

Pending regulatory approval - for
   acquisition of subsidiary Watergas Inc.              500,000          500,000
                                                     ----------       ----------

Balance April 30, 2000                               14,376,800       $1,344,358
                                                     ==========       ==========

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

        On November 22, 1999, the company announced that it has incorporated Intercontinental Granite Incorporated. The company will own 80% of the outstanding common shares of International Granite Incorporated for nominal consideration.

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

        On March 21, 2000, the company entered into an agreement to form Watergas Incorporated. The company will own 70% of Watergas Incorporated for nominal consideration, which will be in the business of producing, merchandising, marketing, distribution, promotion and selling of products manufactured by The WGI Process (Hydrogen/Oxygen Generator).

Results of Operations for the three months ended April 30, 1999

      Total operating expenses from continuing operations were $63,498 for the three months ended April 30, 2000, a 89 day period, as compared to the operating expenses of $224,896 for the period of inception of the Company through its year end of October 31, 1999, a period of 522 days. Utilizing an average daily calculation of operating expenses of $713.46 for the period ending April 30, 2000, and an average daily calculation of operating expenses of $473.38 for the annual period ending October 31, 1999, this represented a 50% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing its business activities in generating sales during the period ending April 30, 2000.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward- looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of April 30, 2000 (Unaudited)

     As of April 30, 2000, the Company's assets were $1,757,390 and its liabilities were $738,361, resulting in an excess of assets of $1,019,029. Cash was $137,918 at April 30, 2000 as compared to cash of $155,042 on October 31, 1999, a decrease of $17,124. This represented a 12% decrease in available cash. This decrease was primarily the result of an increase in operating expenses and a cash deposit of $40,406 to Enviro-Mining for purposes of acquiring additional oil related technologies.

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

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


SUSTAINABLE DEVELOPMENT
INTERNATIONAL, INC.
(Registrant)



By: /s/ Harold Jahn                          By: /s/ Garry Knull
    -------------------------------              -------------------------------
    Harold Jahn                                  Garry R. Knull
    Chairman, CEO, President                     Treasurer, CFO


Date: June 14, 2000                          Date: June 14, 2000