Form 10QSB
period 2000-07-31
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 2000-09-14
CIK 1075999

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended July 31, 2000  Commission file number 000-25409




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

                         Yes       X        No


 As of July 31, 2000, there were 14,376,800 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Statement of Loss
               and Deficit for three months Ended July 31, 2000           2

               Condensed Consolidated Balance Sheet
               as of July 31, 2000                                        3

               Condensed Consolidated Statement of Cash Flows for
               the three months ended July 31, 2000                       5

               Notes to Condensed Consolidated Financial Statements       6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation               7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         9
     Item 2.   Changes in Securities                                     9
     Item 3.   Defaults by the Company upon its
               Senior Securities                                         9
     Item 4.   Submission of Matter to a Vote of
               Security Holders                                          10

     Item 5.   Other Information                                         10

     Item 6.   Exhibits and Reports of Form 8-K                          10

     SIGNATURES                                                          10

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF LOSS
(Expressed in U.S. Dollars)
(Unaudited)
Three Months Ending July 31                     2000                 1999
-------------------------------------------------------------------------
Expenses
    Advertising                     $          2,457      $           352
    Amortization                              12,359                2,500
    Consulting fees                            2,292                1,000
    Management fees                           40,218                3,050
    Office                                     2,071                   88
    Professional fees                        866,665                2,087
    Service charges                              465                   62
    Travel                                     6,024                4,480
    Other                                      4,504                    -
                                    ----------------      ---------------
                                             937,055               13,619

Other item

    Gain on foreign exchange                  12,654                    -
                                    ----------------      ---------------

Net loss                            $       (924,401)     $       (13,619)
                                    ================      ===============

--------------------------------------------------------------------------------

Net loss per share, basic and
    diluted (Note 1)                $         0.0600      $        0.0010
                                    ================      ===============
Weighted average shares, basic
    and diluted                           15,369,711           13,720,000
                                    ================      ===============

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company
CONDENSED CONSOLIDATED STATEMENT OF LOSS
(Expressed in U.S. Dollars)
(Unaudited)

                                               9 months to           9 months to        Cumulative to
                                                   July 31               July 31              July 31
                                                      2000                  1999                 2000
-----------------------------------------------------------------------------------------------------
Expenses
    Advertising                           $         16,790      $          4,491      $        17,207
    Amortization                                    20,645                 7,500               34,812
    Consulting fees                                  5,679                 8,151              113,521
    Management fees                                 76,220                22,450              130,220
    Office                                           8,660                 1,001               10,388
    Professional fees                              883,266                16,755              927,128
    Service charges                                  1,510                   282                2,518
    Travel                                           7,992                 9,153               18,316
    Other                                           16,725                     -               16,725
                                          ----------------      ----------------      ---------------
                                                 1,037,487                69,783            1,270,835
                                          ----------------      ----------------      ---------------

Other items
    Loss on exploration                                  -                     -                6,680
    Gain on foreign exchange                       (12,654)                    -              (21,430)
    Interest on revenue                                  -                     -               (6,355)
                                          ----------------      ----------------      ---------------
                                                   (12,654)                    -              (21,105)
                                          ----------------      ----------------      ---------------

Net loss                                  $     (1,024,833)     $        (69,783)     $    (1,249,730)
                                          ================      ================      ===============

---------------------------------------------------------------------------------------------------------

Net loss per share, basic and
    diluted (Note 1)                      $         0.0700      $         0.0051
                                          ================      ================

Weighted average shares, basic
    and diluted                                 14,406,260            13,717,778
                                          ================      ================
---------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                                                         Page 4

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)                                 July 31           October 31
                                               2000                 1999
------------------------------------------------------------------------
ASSETS

Current
   Cash                             $        138,865      $       155,042

Deposit                                       92,727               16,925
Due from related party                        41,516               94,764
Licensing agreements                       1,548,605              285,833
Other asset                                    1,177                    -
                                    ----------------      ---------------

                                    $      1,822,890      $       552,564
                                    ================      ===============

--------------------------------------------------------------------------------

LIABILITIES
Current
   Payables                         $        747,334      $        93,452
                                    ----------------      ---------------

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                     2,325,286              684,008
Deficit                                   (1,249,730)            (224,896)
                                    ----------------      ---------------
                                           1,075,556              459,112
                                    ----------------      ---------------

                                    $      1,822,890      $       552,564
                                    ================      ===============

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                                                          Page 5

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)                             9 months ended       9 months ended
                                               July 31              July 31
                                                  2000                 1999
---------------------------------------------------------------------------
Increase (decrease) in cash

    OPERATING
      Net loss                        $     (1,024,833)     $       (69,783)
      Amortization                              20,645                7,500
      Expenses paid through
        issuance of shares                     831,600                    -
                                      ----------------      ---------------
                                              (172,588)             (62,283)
      Change in
        Payables                               653,881               (8,039)
                                      ----------------      ---------------
                                               481,293              (70,322)
                                      ----------------      ---------------

    FINANCING
      Issuance of capital stock                809,678                    -
      Advances from (to) related parties        53,248              (55,549)
                                      ----------------      ---------------
                                               862,926              (55,549)
                                      ----------------      ---------------

    INVESTING
      Purchase of licensing agreements      (1,283,417)                   -
      Purchase of other asset                   (1,177)                   -
      Payment of deposit on potential
        acquisitions                           (75,802)                   -
                                      ----------------      ---------------
                                            (1,360,396)                   -
                                      ----------------      ---------------

Net decrease in cash                           (16,177)            (125,871)

Cash

    Beginning of period                        155,042              330,053
                                      ----------------      ---------------

    End of period                     $        138,865      $       204,182
                                      ================      ===============

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2000
--------------------------------------------------------------------------------

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

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
July 31, 2000
--------------------------------------------------------------------------------

2.     CAPITAL STOCK

The company has the following changes to their issued share capital:


                                    Number of shares               Dollar Value
At year ended October 31, 1999            13,720,000              $      684,008

Common shares issued for services,
  December, 1999                              56,800                      60,350

Pending regulatory approval - for
   acquisition of subsidiary
   Intercontinental Granite Inc.              100,000                    100,000

Pending regulatory approval - for
   acquisition of subsidiary Watergas Inc.    500,000                    500,000
                                          -----------                -----------

Balance April 30, 2000                     14,376,800                  1,344,358
                                          -----------                -----------

Common shares issued under February
2000 offering memorandum                      298,700                    149,328

Common shares issued for services,
May 2000                                    1,260,000                    831,600
                                          -----------                -----------

                                           15,935,500             $    2,325,286
                                          ===========             ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

Sustainable Development International, Inc., a Nevada corporation, is a development stage company formed on May 27, 1998 to provide innovative technologies, products and services to improve efficiency, quality and environmental concerns in a variety of fields, with a particular emphasis on solutions to environmental problems, reductions in energy consumption, health and wellness and responsible resource development. The Company is divided into four divisions: Energy, Funding, Natural Resources and Alternative Energy.

On March 21, 2000, the company entered into an agreement to form Watergas Incorporated. The company will own 70% of Watergas Incorporated for nominal consideration, which will be in the business of producing, merchandising, marketing, distribution, promotion and selling of products manufactured by The WGI Process (Hydrogen/Oxygen Generator).

On May 2, 2000, SDI enters into a Letter of Intent to acquire Cer-Tech Tile Distributors and Galeria Design Centre for Intercontinental Granite. After numerous discussions, reviews of financials, external consulting, the acquisition is to be solely for Galeria Design Centre, and to expand the business as a new 100% owned division of SDI, not acquired under Intercontinental Granite Inc. As a retail center, Galeria must be marketed within its unique industry, not to be integrated into the unrelated granite mining industry. As of the end of Quarter 3, SDI has not completed its terms and conditions for the acquisition, yet both parties are making best efforts to complete the transaction process in quarter 4.

On June 1,2000, SDI closes a Private Placement Memorandum (PPM) for an aggregate of $1,000,000 USD, the proceeds from the PPM will be used to acquire capital equipment for its operations and to continue with project developments.

On August 14th, 2000, Sustainable Development International Inc. has ended its relationship with the Health Network development through its division Sustainable Health (Alberta) Inc. with outside partners Pro-Active (Alberta) Incorporated and Pro-Active Health (Delaware) Incorporated. The equity position of Pro-Active Inc. owned by Sustainable Health shall be sold to the minority partner for $1.00 US to conclude this relationship.

SDI, over the past nine-month period, will be writing off an investment of under $20,000 US as its contribution for the development, and has no further obligations or commitments. Sustainable Health Inc. will remain dormant with no active operations for the coming 12 months. Both parties see advantages to proceeding separately and are comfortable with the dissolution.

Sustainable Development International is consolidating its efforts to meet the increasing project work load it now faces in its Energy Solutions divisions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2000.

Total operating expenses from continuing operations were $924,401 for the three months ended July 31, 2000, a 92 day period, as compared to the operating expenses of $224,896 for the period of inception of the Company through its year end of October 31, 1999, a period of 522 days. Utilizing an average daily calculation of operating expenses of $10,047.84 for the period ending July 31, 2000, and an average daily calculation of operating expenses of $473.38 for the annual period ending October 31, 1999, this represented a 2120% increase in average daily operating expenses.

The increase in expenses was primarily the result of the Company increasing its business activities in generating sales during the period ending July 31, 2000.

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

LIQUIDITY AND CAPITAL RESERVES

As of July 31, 2000 (Unaudited)

As of July 31, 2000, the Company's assets were $1,822,890 and its liabilities were $747,334, resulting in an excess of assets of $1,075,556. Cash was $138,865 at July 31, 2000 as compared to cash of $155,042 on October 31, 1999, a decrease of $16,177. This represented a 12% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

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

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

 Common shares issued under February

   2000 offering memorandum                                           298,700

Common shares issued for services,
   May 2000                                                         1,260,000


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

SUSTAINABLE DEVELOPMENT
INTERNATIONAL, INC.
(Registrant)



By:/s/ Harold Jahn                        By:/s/ Neil Driscoll
   --------------------                      ----------------------
  Harold Jahn                                Neil Driscoll
  Chairman, CEO, President                   Treasurer, CFO

Date: September 14, 2000                      Date: September 14, 2000

                                 EXHIBIT INDEX



Exhibit
Number        Description
-------       -----------

Ex-27         Financial Data Schedule