Form 10KSB
period 2000-10-31
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC
filed 2001-04-05
CIK 1075999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the fiscal year ended October 31, 2000.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

           For the transition period from ___________ to ___________.

                 Commission file number________________________.

                   SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.
         ---------------------------------------------------------------
                 (Name of small business issuer in its charter)


                  Nevada                               86-0857752
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)



       10240 124th Street, Suite 208                       T5N 3W6
           Edmonton, AB, Canada                            -------
    -----------------------------------                   (Zip Code)
 (Address of principal executive offices)


                    Issuer's telephone number (780) 488-9193

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net loss in the amount of $1,443,180.00 during fiscal year 2000.

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 31, 2000, was between $2,993,117.10 and $3,691,511.10
(computed by reference to the low and high bid of such common equity on such date). This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2000, was 18,075,100 shares, held by approximately 60 stockholders.

Documents incorporated herein by reference: None.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

This form 10KSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. Such assumptions are indicated by terminology such as, "believes," "it appears," "the Company is informed," and the like, while such forward-looking statements are indicated by terminology such as, "plans," "intends," and similar words which refer to future conditions. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of risk factors set forth in this Form 10KSB.

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.

                   SUSTAINABLE DEVELOPMENT INTERNATIONAL, INC.

                                   Form 10-KSB
                   For the Fiscal Year Ended October 31, 2000

                                TABLE OF CONTENTS


PART I................................................................................1

    Item 1.  Description of Business..................................................1

    Item 2.  Description of Property.................................................14

    Item 3.  Legal Proceedings.......................................................15

    Item 4.  Submission of Matters to a Vote of Security Holders.....................15

PART II..............................................................................15

    Item 5.  Market for Common Equity and Related Stockholder Matters................15

    Item 6.  Management's Discussion and Analysis or Plan of Operation...............17

    Item 7.  Financial Statements....................................................26

    Item 8.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure....................................................27

PART III.............................................................................27

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act.......................27

    Item 10. Executive Compensation..................................................31

    Item 11. Security Ownership of Certain Beneficial Owners and Management..........33

    Item 12. Certain Relationships and Related Transactions..........................34

    Item 13. Exhibits and Reports on Form 8-K........................................35

SIGNATURES...........................................................................36

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

        Sustainable Development International, Inc., a Nevada corporation, is a development stage company formed in 1998 to commercialize innovative technologies in the alternative power system and environmental energy-from-waste industries. Our goals are to acquire technology rights and licenses from patent holders and others, secure market presence, and raise sufficient capital to build, own and operate facilities throughout the world. In conjunction with our goals, we are currently evaluating numerous sources and methods of power generation, including development plans for an electrical generating facility and technologies for hydrogen-based energy production. We have also obtained the rights in Germany for technologies which may provide an alternative to present waste disposal methods for automotive waste oil by converting such waste oil into light heating oil and high quality diesel fuel.

        During fiscal year 2000, the Company also engaged in activities in healthcare information management and certain natural resource extraction opportunities. (See Item 6(F), "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action.") While the Company has decided subsequent to year-end that it shall limit its current activities to the energy sector, these fields may provide opportunities that the Company will pursue in the future.

A.  Products and Services.

        The Company utilizes and controls divisions, subsidiary corporations and partnerships for the development of its products and services. An overview of the products and services offered by each such division or subsidiary during and subsequent to fiscal year 2000, and certain subsequent developments, is provided below.

        i. SDI Power Incorporated

               General.

               The Company is assessing the construction of a 50 Megawatt combined cycle electrical generating facility to be located in Alberta, Canada, through its wholly owned subsidiary, SDI Power Incorporated. Such facility would use heat energy produced by natural gas to drive a first-stage turbine, and then use the recycled waste heat in a secondary stream turbine to maximize the efficiency of the energy input.

               The development of this project is conditioned upon the ability of the Company and SDI Power Incorporated to enter into a power purchase agreement with a purchaser of the energy produced by the proposed facility. In addition, the Company and SDI Power Incorporated must obtain all necessary governmental and regulatory approvals before they may proceed with the development or construction of such a facility. While the Company has targeted fall 2001 for the initiation of this project, at this stage there is no guarantee of the project advancing.

               Industry Description.

               The majority of methods of electrical energy production, whether derived from coal, gas, nuclear or renewable geothermal, convert heat to electricity. This industry is dominated by the use of conventional proven gas turbine technology with several thousands of running hours to produce electricity.

               Due to modern reliance upon electrical power, a primary concern in this industry is electrical security. The electricity production industry is encountering difficulties in meeting growing electricity demand. It appears that aging infrastructures are reaching their capacities in areas of growing demand, and several industries, including the expanding healthcare sector, computer software development industries, and production industries cannot function without a constant supply of electricity. Interruptions can cause significant damage to business operations. Regional economic growth may be limited as a result of energy uncertainty.

               Electrical security appears to be a permanent issue, and the Company believes that the expansion of smaller electrical generating facilities closer to consumers is one plausible solution to ensure the security of electrical energy.

               Market Analysis.

               In the western United States and Canada, demand for electricity is growing, and current industry analysts are forecasting a 50% increase in energy demand in the region over the coming 20-year period. Such increasing demand may suggest that several thousand Megawatts of electrical generating capacity throughout the region will need to be built. In addition to growing demand, the market is influenced by a currently diminishing electrical supply as current generators are being forced to close for repairs. The increased use of such current generators to satisfy demand has necessitated repairs, resulting in 1% of the present 900 generators in the western United States and Canada being presently closed for repair. From Alberta, the Company may be able to sell electricity to the Oasis system, a marketing agency for power. The Oasis system serves many states and Canadian provinces along the west coast and may provide the Company an opportunity to enter the market of producing electricity for use by consumers in this region of increasing demand.

               The Company has identified a potential site for the construction of its proposed 50-Megawatt combined-cycle generation facility in the Calgary, Alberta, area. In addition to the aforementioned market conditions for the western United States and Canada, the Calgary area has an increasing need for electrical power. There are currently no independent power producers producing electrical power in the Calgary area. Additionally, the electrical transmission lines providing electricity from northern Alberta to the Calgary area are facing challenges because of their limited transmission capacity. The current market allows independent power producers to produce electrical energy and sell to the Alberta Power Pool market. The majority of systems in this area must be fed by natural gas, because coal, nuclear and other forms of energy are not available.

               Calgary has been growing annually with the population increasing from 657,118 in 1988 to its present population of 953,000 in 2000. Annual growth for 2000 was 5.8% and is expected to continue at 3% during 2001 through 2005. Overall, Alberta is expanding with an annual growth rate of 5% for 2000, and anticipated growth of 4.5 - 5.0% in 2001. With Alberta as a whole experiencing growth, the electrical generating capacities of other regions are being sought for Alberta's growing demands. The Alberta Power Pool is forecasting a demand of several hundred Megawatts in the Calgary area, while the province of Alberta is forecasting a need for several thousand additional Megawatts of electrical energy.

               In the Calgary marketplace, three natural gas-fired electrical generating facilities with a combined output over 450 Megawatts are being proposed by other companies. In the whole of Alberta with a population of less than 3 million, a further 4000 Megawatts is being discussed by several firms for domestic and export needs. Our proposed facility is considered a small "Independent Power Producer" project in the eyes of the Alberta Power Pool. The Alberta Power Pool has a mandate to purchase the generating capacities of small "Independent Power Producer" facilities, at market rates, prior to the purchase of the capacities of larger facilities to encourage the development of smaller regionally based generating facilities in high-demand zones.

               Pricing and Stability of Raw Materials.

               A combined cycle generation facility requires natural gas to obtain sufficient heat to generate electricity. Natural gas is a commodity traded daily on the spot market with highly volatile pricing. In order to minimize project risk, term supply contracts of three years are offered in certain jurisdictions to ensure price stability and economic viability of the project in the short run. Matching yearly terms for the sale of the output electricity, or a price with the fuel input floating, increases the long-term viability of the contemplated energy project.

               The ability of the Company and SDI Power Incorporated to succeed in the production of electricity through the use of our proposed combined cycle generation facility is dependant upon our ability to obtain such three-year contracts for natural gas resources or otherwise minimize the effects of price fluctuations. There can be no guarantee that we will be able to meet such goals.

               Government, Environmental and Regulatory Considerations.

               The government of Alberta assists electrical power producers in meeting the requirements imposed by regulations. A government program called The Alberta Advantage, implemented in conjunction with the department of Economic

        Development and Tourism in Alberta, provides firms with assistance in obtaining all the necessary contacts to ensure projects are approved in a timely manner. In Alberta, an energy project must obtain approvals from the Energy and Utilities Board, Alberta environment, and the City of Calgary planning department. The Alberta Power Pool requires the provider of electrical energy to become a participant in the power pool for energy trading, and the producer must be registered with ESBI Alberta, Inc., the third party transmission authority for Alberta. The entire environmental and regulatory approval process nearly always can be completed in less than 12 months.

               Key trends or changes with the target market.

               It appears that deficiencies in supplies of electricity are increasing throughout the United States, causing consumers concern and reason to seek regional electricity security. Many businesses cannot operate efficiently while this problem exists, or can only effectively operate with standby resources or through the payment of peak demand pricing. As the demand for electricity in the United States increases, causing electrical prices to increase, Alberta producers have become the beneficiaries of better energy prices by entering into the northwest electrical energy grid. In 2000, electrical producers in Alberta could negotiate and sell to American customers at prices more than 300% greater than prices common in Alberta only two years ago. It appears that the electrical generating market has become a producers market, allowing producers to obtain better prices at the expense of end consumers.

                Several regions are providing incentive based credits to construct new generating facilities in high need areas to meet demand, and avoid the large capital expenditure of improving transmission networks. More regional or local production of electricity, close to its end use, is being encouraged, including onsite facilities to maximize the use of the waste heat for heating and cooling. The Alberta Power Pool is providing locally based credits up to $0.003 per kilowatt to encourage the construction of facilities within a 30 radius of the Calgary market place. Industrial users, including refineries, are building co-generation facilities on site to ensure they have electrical energy for their processing. These incentives provide additional justification for the Company's decision to construct its proposed electrical generating facility in the Calgary area.

               The Company believes that smaller regional facilities, in the 50 to 200 Megawatt size, rather than larger 1000 Megawatt facilities, will become an increasing trend in years to come. In the last three years, over 200 Megawatts of new, onsite generating capacity have been obtained in Alberta through the construction of new facilities, each of which produces five to several hundred Megawatts of electricity. As a result, a trend has been set by existing producers and corporations to consider onsite generation, or become a customer of locally based smaller facilities. The Company believes the demand for new electrical producers is quite large. Accordingly, we believe that the addition of our proposed 50 Megawatt facility to the Alberta market and the northwest electrical grid will not face significant barriers to entry, as this represents less than 1% of the entire current electrical energy production of Alberta.

               Competition.

               Many firms throughout the western United States and Canada are developing electrical generating facilities to meet the demands of the current market. Although the Company and SDI Power Incorporated are informed that other firms may be taking steps to develop and construct energy production facilities similar in nature or capabilities to our proposed combined cycle electrical generating facility, only one particular competitor in the Calgary area has been identified at this time.

               In May 2000, Calpine Corporation, a company located in San Jose, California, and doing business in Alberta, announced its plans to construct a facility to be known as the Calgary Energy Centre to increase the security of electrical supply in the Calgary area. This 250 Megawatt combined cycle facility represents the largest of the three to be built in the Calgary area. Calpine Corporation also announced its purchase of Encal Energy, another producer of electricity in the Calgary area, for $1.8 billion (Cdn) in February 2000. Such acquisition has been explained by Calpine Corporation as a measure to ensure a secure natural gas feedstock for its numerous proposed and operating electrical generation sites. This facility will not be able to supply a portion of the current and projected demand for the Calgary area.

               Competitive Operating Advantage.

               The keys to the success of the Company in the Alberta and western region electrical generating markets are our abilities to reduce costs involved in building an electrical generating facility and to secure our equipment at a depreciated value from third party, exclusive sources. There are over six engineering firms in Alberta specializing in the planning, design and building of smaller facilities, such as that proposed by the Company, providing the Company with possible resources for experienced, competitive costing for our proposed facility.

               Additionally, the Company desires to utilize selected used equipment in construction. Such selected used equipment has been either fully reconditioned or has been maintained and serviced under contract from the initial turbine supplier or an authorized dealer of the manufacturer of the equipment. Through the use of such materials, our capital costs will be only a fraction of what larger corporations are facing by using new equipment. We believe that because our capitalization requirements would thus be significantly less than these larger corporations, our financial servicing costs should also be less. The Company intends that, through the above-mentioned methods of reducing costs, our return on investment will be greater than that of our competition.

        ii. Watergas Incorporated (hydrogen generation).

               General.

               During March 2000, the Company entered into an agreement with FT Canada Limited, an Edmonton based company, to create Watergas Incorporated and explore the production of a hydrogen generator FT Canada had developed. Such agreement was the result of earlier research and negotiations performed by the Company and provided for the Company's ownership of 70% of Watergas Incorporated and FT Canada's ownership of 30% of Watergas Incorporated. Watergas Incorporated was to be the entity used for the development of the FT Canada hydrogen generator. The agreement between FT Canada and the Company has been subject to numerous modifications because of research discoveries during fiscal year 2000. As of the end of fiscal year 2000, Watergas Incorporated was a wholly owned subsidiary of the Company.

               The hydrogen generator developed by FT Canada and subject to the Company's agreement with FT Canada uses a method of electrolysis to produce "direct hydrogen." In this process, an electric current is applied to water in the presence of an electrolyte. The water molecule bond is broken to release hydrogen and oxygen. This method of hydrogen production allows producers to obtain "direct hydrogen" for later use or sale to consumers. "Direct hydrogen" can be used as a source of clean energy or a means of enhancing systems that currently use hydrocarbons such as natural gas, diesel and gasoline. The generator developed by FT Canada is believed to provide a more efficient process of electrolysis than other currently available methods through its use of an electrolytic cell that uses electrical energy in the presence of an electrolyte to convert water to hydrogen and oxygen. FT Canada produced several pre-production units, and their capabilities were demonstrated in Edmonton and Calgary in October 2000. The technologies used in the FT Canada hydrogen generator are occasionally referred to herein as the Watergas technologies.

               Subsequent to year-end, discoveries were made by both FT Canada and the Company regarding the FT Canada hydrogen generator which led to modifications to the agreement between FT Canada and the Company. Such modifications provided for the transfer of all ownership of Watergas Incorporated to FT Canada. (See Item 6(F)-iii, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Watergas Incorporated.") The Company retains, through its non-exclusive license of the FT Canada hydrogen generator, rights to manufacture products and applications of the Watergas technologies.

               Although the nature of the Company's relationship with FT Canada may be subject to additional modification, the Company currently plans to begin marketing two distinct hydrogen applications in the spring of 2001. These applications rely upon the Watergas technologies and provide for (1) air conditioning, heating and water heating in homes through the use of direct hydrogen, and (2) a method of increasing the efficiency of automobile engines by incorporating hydrogen production and use into standard automobile engines. (See "Competitive Operating Advantage," below.)

        Both of these proposed applications require further development by the Company but offer the Company potential use of the Watergas technologies in products that may be sold to the public or the automotive industry. The Company has not yet developed marketing plans for the sale of these proposed applications but shall do so once the development of each application is completed.

               The Company also intends to explore other hydrogen related technologies independent of the Watergas technologies. (See Item 6(F), "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action.")

               Industry Description.

               Hydrogen production over the past fifty years has primarily occurred by means of electrolysis or steam reforming for several diverse applications. Primary applications include industrial and commercial uses, but technological developments may allow for smaller-scale use of hydrogen. Such small-scale uses and the diversity of current primary uses of hydrogen allow applications in many industries in which traditional fuels or means of energy production exist. Hydrogen applications seek to reduce emissions and improve efficiency in other existing industries, including the automobile industry and other industries currently reliant upon fossil fuels.

               Electrolysis, the basic process used in the FT Canada hydrogen generator, is a common traditional method of hydrogen production. (See "General," above.) Alternatively, steam reforming is a method of separating hydrogen molecules from methanol molecules through the heating of methanol. This method of hydrogen production may be performed on a smaller scale than traditional electrolysis, but it has been shown to produce trace emissions as it burns methanol and hydrogen during heating.

                The Company believes systems that can use or produce direct hydrogen for a number of applications will eliminate the need for hydrogen storage and open up the world to a clean hydrogen economy in the coming decades. While the Watergas technologies provide modifications of existing hydrogen generator technologies, the applications being developed by the Company and other possible applications of the Watergas technologies will allow the Company to enter into and affect numerous industries, including the automotive industry and other industries currently reliant upon fossil fuels.

               Market Analysis.

               The majority of hydrogen currently produced is used for commercial and larger industrial processes. Historically, hydrogen production has been performed in facilities using systems which produce at least 700 gallons of hydrogen per hour. In Alberta, hydrogen is primarily a byproduct of the refining industry and is used in the production of chemicals and applications, yet no infrastructure exists to utilize such production for vehicle or residential applications. The only current producer of small-scale hydrogen that the Company is aware of is a hydrogen fueling station in Germany, which provides costly liquid hydrogen to less than a 100 vehicles.

               Due to the high cost of building hydrogen generator facilities, marginal economics of hydrogen generation and limitations in the market for hydrogen, few facilities and systems with lower production rates have been developed. The cost of such systems and facilities has served as a significant barrier to entry for firms seeking to generate hydrogen on a small scale.

               Recent changes within the hydrogen production industry, however, have created a demand for hydrogen production facilities which reduce the need for costly hydrogen storage. (See "Key trends or changes with the target market," below.) Currently, hydrogen is stored as liquid hydrogen, metal hydrides or compressed gas. These methods of storage place substantial demands upon storage facilities. The Company believes that smaller hydrogen generating facilities may help to meet the emerging demands of the market by reducing the need for hydrogen storage. The Company's applications of the Watergas technologies are intended to make such smaller facilities feasible.

               Pricing and Stability of Raw Materials.

               The price per hydrogen generator with output of fewer than 700 gallons per hour varies considerably among suppliers and technologies used. The cost of production per generator is stable with the majority of the components being readily available. Overall pricing on a per unit basis will decrease as volumes of production increase, while current inflation rates are not a major pricing consideration. The components of the units are currently not in mass production, resulting in a higher estimated cost of production. Once sales increase, the costs will likely become competitive. The components the Company will need for the production of its home and automotive applications of the Watergas technologies include electrical components, stainless steel components, and casings for home Watergas furnaces. Using established providers for these components and subject to economies of scale, the Company currently projects a cost per home unit of $1,500 to $4,000, with automotive applications ranging from $1,500 to $3,000 to produce.

               Government Regulations and Regulatory Compliance.

               All product applications developed for direct hydrogen usage must obtain necessary UL (Underwriters Laboratories) and CSA (Canadian Standards Association) approvals. In the case of home heating systems, additional local regulations must be applied including but not limited to hydrogen storage and pressure considerations. Hydrogen, when combusted, does not produce any negative emissions. However, considerations must be examined for applications that combine hydrocarbons and hydrogen, creating various emissions. In these instances and depending on the application and jurisdiction of its end use, several other industrial and environmental approvals would be required. There can be no guarantee that products developed will meet the required approval of a particular application or jurisdiction, yet the Company intends to provide its best efforts to meet the requirements presented for the necessary approvals.

               Competition.

               We are aware of a number of generators that produce hydrogen in smaller quantities than traditional hydrogen generator facilities, but all such competitors use processes which demand significant expenditures of energy to separate the water into hydrogen and oxygen. Potential competitors in Asia include a firm called Green Gas and a process called Brown's gas. The companies that produce these products promote their hydrogen generators to produce a mixed hydrogen and oxygen mixture for use in industrial welding, metal cutting and jewelry applications. Both use a form of electrolysis for industrial and commercial applications but do not currently engage in production for home or automotive uses. Possibly our greatest source of competition is an established firm called Stuart Energy. Stuart Energy has several years of experience marketing commercial applications of hydrogen generators. Such applications, however, all utilize high production hydrogen systems. While the Company does not believe that Stuart Energy currently produces any products which will directly compete with the proposed products of the Company, the Company cannot predict the likelihood or ability of Stuart Energy to compete with the proposed products of the Company.

               Although the Company acknowledges that it will face competition from existing hydrogen generating facilities and companies which may develop products and services similar to those provided by the Company, we intend to provide products which will be capable of displacing conventional products. Accordingly, the Company is unable to predict at this time the ability of competitors to compete with the Company's applications of the Watergas technologies and may only compare its plans for product development with existing products of competitors.

                Key trends or changes with the target market.

               The availability of low-use hydrogen applications is increasing, and the development of low production hydrogen generators is codependent on the establishment of these new applications. While the Company believes that there are numerous unexplored uses of hydrogen, current developments in the market are largely focused on automobile applications.

               Increasing limitations being placed on automobile emissions suggest that technologies which provide alternatives to conventional fuels may be needed in the future. Many of the large producers of automobiles have responded to emissions controls by exploring alternative fuel sources. One such alternative fuel source, known as methanol fuel cell technology, uses a "proton exchange membrane" in the conversion of the energy stored in hydrogen into electricity. This form of application uses the basic process of steam reforming from methanol, but does so in fuel cells which may be used in automobiles. Methanol fuel cells have been developed by Toyota for use in their RAV 4 sport-utility vehicle, as well as by Volkswagen and Volvo for prototype vehicles revealed at EXPO 2000 in Hanover, Germany. Additionally, Georgetown University has been engaged in the development of methanol fuel cell technologies for use in transit buses. The Company believes that these developments indicate the possibility of methanol fuel cells to develop into an alternative to fossil fuels in the automotive industry.

               Other forms of fuel cells, heating and cooling systems and emission reduction systems that use hydrogen are also being developed by other companies. The Company believes that, as such applications become commercially viable, the need for cost-effective, small-scale producers of hydrogen will increase. As applications for hydrogen expand, new technologies and methods of generation are discovered and improvements to existing systems develop, the current market for small-scale hydrogen generators and related technologies will likely become more competitive, and the FT Canada hydrogen generator and the Company's applications of the Watergas technologies will face potential competition or obsolescence.

               Competitive Operating Advantage.

               The FT Canada hydrogen generator, marketed under the trade name Watergas, has been able to produce as little as 50 gallons of hydrogen per hour. This is done through the use of an efficient process that minimizes the electricity required to separate the water into hydrogen and oxygen, thus minimizing costs of small-scale production. The Company believes that the technologies underlying the FT Canada hydrogen generator, the Watergas technologies, poses the capability of providing an advantage in the developing market of hydrogen production. If patterns of growth in small-scale applications of hydrogen fuels continue, the Watergas technology may provide the Company with advantages over its competitors. Such advantages, however, rely upon continued development of applications for hydrogen and the abilities of competitors to develop technologies and products which may compete with those developed by the Company.

               The automotive application of the Watergas technologies that the Company is developing would not rely upon methanol fuel cells, as technologies of possible competitors do, but rather would use electricity from the electrical system of the vehicle to transform water to hydrogen through electrolysis. The hydrogen would then be fed into the vehicle's fuel or air intake to increase the efficiency of the fossil fuel used by the vehicle by increasing the amount of the fossil fuel burned in combustion. This application is expected to reduce the fossil fuel needed for vehicles implementing the technology. Additionally, the Company is exploring other methods of incorporating the Watergas technologies into existing fossil fuel uses to increase efficiency. This application and related applications may be significantly affected by decisions made within the automotive and other industries. If such industries use the methanol fuel cells, the applications proposed by the Company may face significant barriers.

               The second application of the Watergas technologies proposed by the Company uses a hydrogen generator to produce hot water, heating and air conditioning for homes. Such applications could allow a reduction in emissions compared to currently used natural gas furnaces and water heaters and electrical air conditioners. These applications of hydrogen may be able to reduce emissions compared to current methods but are dependent upon the availability and efficiency of hydrogen generators and hydrogen appliances.

               The Company plans to use the Watergas technologies or other similar hydrogen generating technologies in its development of future applications for hydrogen. If possible, the Company will seek patents for such new uses of hydrogen. The Company believes that its applications currently under development are unique within the present market and may allow the Company to enter into new markets and develop new applications for the Watergas technologies.

               Intellectual Property.

               The ability of the Company to enter into and succeed in the hydrogen generating and application industries is dependent upon its ability to obtain and protect proprietary technology. We currently rely upon the combination of the Limited Technology License Agreement made with FT Canada, Canadian and domestic trade secret laws, and non-disclosure agreements to protect our proprietary technology. There can be no guarantee that such methods of protection will be sufficient to protect the Company's interests, and it remains uncertain as to whether the Company will be able to obtain or develop additional technologies or products as they become needed.

        iii. Waste Oil Reprocessing.

               Since the inception of the Company and through the end of fiscal year 2000, we have pursued interests in waste oil reprocessing methods. We have obtained the rights in Germany from Enviro-Mining, Inc., a corporation currently owned and controlled by Harold Jahn, the Company's President, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board, for technologies which can produce a high-grade, low-sulfur diesel fuel meeting European standards for diesel fuel (the "EMI Process"). (See Item 12(A), "Enviro-Mining, Inc., Limited Technology License Agreement.") The EMI Process is an alternative to the present waste disposal methods which convert automotive waste oil into light heating oil and high-quality diesel fuel.

               We have added separate innovations to the EMI Process to provide greater stability to the products, which meet the lower sulfur standards required in Europe. Our objective is to develop an efficient and appropriate process which will meet the operating, technical and business requirements for the application of this process within the European marketplace. At this time, we are investigating three separate locations for this waste oil reprocessing technology but will not move forward until other cash flow is established from SDI Power Incorporated or the marketing of the Watergas applications.

        iv.    Additional Ventures of the Company During Fiscal Year 2000.

               In addition to research and development conducted in connection with SDI Power Incorporated, Watergas Incorporated and our interests in waste oil reprocessing, during fiscal year 2000 the Company engaged in activities in the fields of healthcare information management and natural resource extraction. Such activities have been a source of financial loss for the Company and, accordingly, have been discontinued as of January 2001. (See Item 6(F), "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action.")

               Through a division of the Company known as Sustainable Health, the Company entered into a joint-venture agreement with an Edmonton based corporation for the creation of Pro-Active Incorporated, a company to be engaged in the development of healthcare information management systems, a customized database, and intelligent identification cards. On August 14, 2000, however, the joint venture agreement with the Edmonton corporation was terminated. (See Item 6(F)-v, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Sustainable Health.")

               Through its creation of Intercontinental Granite Incorporated in November 1999, the Company entered into the business of mineral extraction. Pursuant to an agreement entered into between the Company and Joseph Budinski, Intercontinental Granite Incorporated acquired rights for a white granite mineral deposit. Pursuant to the terms of the agreement, the Company granted Mr. Budinski 20% ownership of Intercontinental Granite Incorporated and 100,000 shares of the Company's Common Stock. Subsequently, Intercontinental Granite Incorporated acquired additional mineral rights from the Alberta Department of Mining. Since forming Intercontinental Granite Incorporated, the Company has received negative feedback from potential investors who do not favor the link between the Company and a company seeking to engage in mineral extraction. The Company is currently making efforts to raise revenue to purchase the outstanding 20% ownership of Intercontinental Granite Incorporated. In doing so, the Company seeks to be able to sell Intercontinental Granite Incorporated in the future. The Company does not desire to remain in the business of mineral extraction. (See Item 6(F)-vi, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Intercontinental Granite Incorporated.")

               In connection with its activities with Intercontinental Granite Incorporated, the Company entered into a letter of intent to acquire Certech Ceramic Tile and Galeria Deux Mille, Inc. Such acquisition would have provided the Company with retail outlets for the sale of granite products produced from the Intercontinental Granite Incorporated resources. Subsequent to fiscal year end, however, the proposed acquisition did not occur and the Company forfeited approximately $100,000 in funds that were advanced to Galeria Deux Mille, Inc., and 500,000 shares of the Company's Common Stock. (See Item 6(F)-vii, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Galeria Design Centre Incorporated.")

               In November 1999, the Company completed its due diligence pertaining to a letter of intent to acquire four limestone deposits from Canadian based Mountain Lime and Marble. Such due diligence produced insufficient documentation for estimates about proven reserves, indicating that the proposed acquisition would prove too costly for the Company. As a result, the letter of intent was canceled and the Company no longer seeks to pursue such interests. (See Item 6(F)-viii, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Mountain Lime and Marble.")

B.  Employees.

        As of October 31, 2000, we had 2 full-time employees, Harold Jahn and Peggy Hilts. Our employees are located at our headquarters in Alberta, Canada. None of our employees are subject to any collective bargaining agreement.

        We are dependent upon Harold Jahn, our President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board. We also rely upon the consulting services provided by Amin Visram, our former Senior Vice President, and Neil Driscoll, our former Chief Financial Officer and Treasurer. We have entered into an employment agreement with Mr. Jahn. Further, upon receipt of additional capital, we intend to apply for key man life insurance on the life of Mr. Jahn in the amount of $1,000,000.

        Our proposed personnel structure can be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and workload demands.

        Our future success depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Jahn or our inability to attract and retain other qualified employees could have materially adverse effects on our operations and financial condition.

C.      Risks Associated with Year 2000 Problem.

        We have had no noticeable impact as the result of the year 2000 problem. As is the case with most other companies using computers in their operations, we recognize the need to ensure that our operations will not be adversely impacted by software and/or system failures related to such "Year 2000" noncompliance. During the fourteen months preceding January 1, 2000, the Company upgraded components of its internal computer and related information and operational systems. Throughout fiscal year 2000, the Company continued to assess the need for further system redesign and believes that it has taken the appropriate steps to ensure Year 2000 compliance. Based on information currently available, we believe that the costs associated with Year 2000 compliance and the consequences of incomplete or untimely resolution of the Year 2000 problem will not have a materially adverse effect on our business, financial condition or results of operations in any given year. However, even if our internal systems are not materially affected by the Year 2000 problem, our business, financial condition and result of operations could be materially adversely affected through disruption in the operation of the enterprises with which we interact. There can be no assurance that third party computer products used by us are Year 2000 compliant. Further, even though we believe that our current products are Year 2000 compliant, there can be no assurance that under actual conditions such products will perform as expected or that future products will be Year 2000 compliant.

        The Company, being a development stage company, has readily available hard copy accounting records, invoices, and other paper trails that were updated prior to year-end 1999 and year-end 2000. Since we have not commenced substantial operations, third party non-compliance with the Year 2000 issue is expected to have minimal impact on us. In contracting with new vendors, manufactures and plants, we are pre-establishing the third party's compliance with Year 2000 issues.

D.  Additional Information.

        We provide annual reports to our security holders and make quarterly reports available for inspection by our security holders. The annual reports include financial statements. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, will file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such materials can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the Commission maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov. Although we maintain a website at www.1sustainable.com, such site is currently under development and may include information that is not current.

ITEM 2. DESCRIPTION OF PROPERTY.

        Our main offices are located at 10240 124th Street, Suite 208, Edmonton, Alberta, Canada, and our telephone number is (780) 488-9193, fax number (780) 488-9100. The facility is a leased, approximately 600 square foot facility, utilized as our administrative and professional offices. The Company believes that its headquarters is in an ideal location for the pursuit of marketing activities throughout North America.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended October 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    A.  Over-The-Counter Trading.

        Our Common Stock is traded over-the-counter through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "SUDI." The following table sets forth the quarterly high and low bid prices for our Common Stock during the period in which our Common Stock has been traded over-the-counter, as reported by the National Quotations Bureau, Inc. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


                                           Low Bid                 High Bid
1999
        September through October           $0.25                     $1.85
2000
        November through January            $0.32                     $1.25
        February through April              $0.375                    $1.10
        May through July                    $0.35                     $1.05
        August through October              $0.15                     $0.80

NOTE: We started trading on September 3, 1999. As of October 31, 2000, we had approximately 60 stockholders of the 18,075,100 shares issued and outstanding. We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

    B.  Issuance of unregistered securities.

        During fiscal years 1998, 1999 and 2000, the Company conducted three private offerings for the sale of its Common Stock. Such offerings and sales were made to friends, family members and persons or entities with prior business relationships with the Company, pursuant to exemptions from securities registration provided by Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Under the first offering, made in September 1998, 706,596 shares of the Company's Common Stock were sold at the price of $0.25 per share to 51 investors. In its second private offering, made in October 1998, the Company sold 200,000 shares of its Common Stock at the purchase price of $1.00 per share to one investor. (Such offerings were made pursuant to exemptions from securities registration provided by Rule 504 of the Securities Act.) A third private offering of unregistered securities, made pursuant to Rule 506 of the Securities Act, was made by the Company in February 2000. This offering included the sale of 488,300 shares of the Company's Common Stock at the price of $0.50 per share to 18 investors.

        On June 11, 1998, the Company entered into a Limited Technology Licensing Agreement with Enviro-Mining, Inc., whereby the Company agreed to issue to Enviro-Mining, Inc., 1,200,000 shares of its Common Stock, valued at $0.25 per share (aggregate value of $300,000.00), as compensation for such license agreement. Such offering and transaction were exempted from securities registration pursuant to Section 4(2) of the Securities Act. (See Item 6(F)-iv, Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Watergas Incorporated," and Item 12(A), "Watergas/FT Canada Limited Technology License Agreement.")

        In November 1999, the Company entered into an agreement with Joseph Budinski and Intercontinental Granite Incorporated, a subsidiary of the Company, for the acquisition of mineral rights for white granite deposits in western Canada. The Company granted Mr. Budinski 100,000 shares of its Common Stock pursuant to such agreement, in reliance upon an exemption from securities registration provided by Section 4(2) of the Securities Act. Such shares were valued at $1.00 per share (aggregate value of $100,000.00). (See Item 6(F)-vi, Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Intercontinental Granite Incorporated.")

        The Company entered into a Technology Licensing Agreement with FT Canada Limited for the licensing of the Watergas technologies in September 2000. Pursuant to such agreement, the Company was to issue 1,900,000 shares of its Common Stock as consideration. Such issuance was to be made pursuant to an exemption from securities registration provided in Section 4(2) of the Securities Act. Subsequent to year end, however, the terms of the licensing agreement were modified, whereas FT Canada Limited is to forego cash and equity compensation provided in the original license agreement in exchange for ownership of Watergas Incorporated. (See Item 6(F)-iii, Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Watergas Incorporated," and Item 12(B), "Watergas/FT Canada Limited Technology License Agreement.")

        Subsequent to year end, the Company, through an agreement made with Galleria Deux Mille, Inc., transferred 500,000 shares of its Common Stock in consideration for the proposed acquisition of Galleria Deux Mille, Inc. (See
Item 6(F)-vii, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Galeria Design Centre Incorporated.") Such transaction was exempted from securities registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

A.  Risk Factors and Cautionary Statements.

        This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. The Company is susceptible to threats from competitors, changing target markets, and its ability to raise funds for operating costs, among other things. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

B.  Overview.

        We were organized in May 1998, and are a development stage company, engaged in the business of commercializing innovative technologies in the alternative power system and environmental waste reprocessing industries. We have a limited operating history and have not generated revenues from the sale of any products. Our activities have been limited to start-up procedures. Consequently, we have incurred the expenses of start-up and licensing, as well as the costs of certain failed ventures. Future operating results will depend on many factors, including the following: our ability to raise adequate working capital, the demand for our services and products, the level of competition, and our ability to satisfy governmental regulations and deliver Company services and products while maintaining quality and controlling costs.

C.  Results of Operations.

        i. Period from May 26, 1998 (Inception), to October 31, 1999.

               During our first year of operation, the Company achieved two main goals: the formation of our organization to pursue our business strategy and obtaining the licensing of technology required to pursue our objectives in the realm of waste oil reprocessing. (See Item 12(A), "Enviro-Mining, Inc., Technological License Agreement.")

        ii. Period from October 31, 1999, to October 31, 2000.

               Our second year of operation allowed us to achieve additional goals in the development of our organization in pursuance of our business strategy: obtaining an additional license of technology required to pursue our objectives and undergoing changes in management. During the second year of operation, however, the Company faced numerous difficulties as it attempted to pursue interests other than those in the energy sector. (See Item 12(F), "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," below.)

D.  Revenues.

        We are a development stage enterprise as defined in SFAS #7 (Statements of Financial Accounting Standards, produced by the Financial Accounting Standards Board), and have yet to generate any revenues from sales. We are devoting substantially all of our present efforts to: (1) developing our management team and administrative network, (2) developing our products for introduction into the market, and (3) obtaining sufficient capital to commence full operations.

        Our expenses increased from $52,111, for the 157 days of operations in 1998, to $181,236 in 1999, largely as the result of our completing our 12(g) reporting requirements with the Securities Act of 1934, as amended, and our commencement of trading on the National Association of Securities Dealers Over The Counter Bulletin Board ("NASD OTC:BB"). Our expenses increased to $1,316,694 during fiscal year 2000 as a result of considerable project development activities.

E.  Liquidity and Capital Resources.

        We have not generated revenues from sales during our period of operations, and it is unknown when we will generate such revenues. The receipt of funds from private offerings for the sale of our Common Stock and loans obtained through private sources by us are anticipated to offset our near term cash equivalents for the next 12 months. Since inception, we have financed our cash flow requirements through issuance of Common Stock. As we commence operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Furthermore, we may be required to obtain additional financing to fund operations through Common Stock offerings and bank loans, to the extent available, or to obtain additional financing, to the extent necessary, to augment our working capital.

        We intend to generate sales revenues by establishing operational facilities under development in our target markets, including the proposed 50 Megawatt combined cycle electrical generating facility. However, we will continue the research and development of our products, increase the number of our employees and expand our facilities where necessary to meet development and completion deadlines. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will seek additional financing in order to make additional funds available.

        No assurance can be made that such financing will be available, and, if available, it may take either the form of debt or sales of Company equity. In either case, the financing could have negative impact on our financial conditions and our stockholders.

        The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as that of environmental energy production. Such risks for the Company include, but are not limited to, an evolving and unpredictable market and the management of growth.

        To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute our business strategy, develop an effective marketing strategy, continue to develop and upgrade our technology and products, provide superior customer services and order fulfillment (once in operation), respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a materially adverse effect on the Company's business prospects, financial condition and results of operations.

        Subsequent financing is needed to provide funds to develop the products and services proposed by the Company and allow the Company to meet goals of its business plan. Additional funds will be necessary to take the products to market. We hope to enter into additional funding arrangements through strategic partnerships, mergers, equity offerings or debt offerings. Nothing has been secured as of this time.

F. Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action.

        i. General.

               The Company controls divisions, has formed subsidiary corporations and engages in partnerships through which it seeks to obtain its goals. The activities and objectives of the respective divisions and partnerships, as well as other objectives of the Company, are provided below. Projections and objectives are forward-looking statements and are subject to risk factors which could substantially affect the ability of the Company and its divisions and partnerships to pursue such objectives.

               The Company believes that, in order to enjoy a more sustainable interdependent global economy and community, the world's finite resources require better long-term management. Accordingly, the Company believes that the acceptance of mid to long-term renewable energy strategies must be integrated into global energy strategies. The Company does not expect fossil fuels, such as oil, gas and coal, to suddenly disappear from the world's energy requirements, rather believing that a realistic transition of energy use over a 50 year period may be necessary to provide all interests time to adapt.

               Many of the Company's strategies reflect the foregoing viewpoint, and we are making attempts to enter 20-50 year energy supply contracts in international markets with fixed prices in order to encourage economic planning and regional stability. By selecting more renewable sources of energy, regions of the world may not need to become concerned over cyclical oil and gas fluctuations that may cause harm to economic growth. New technology developments in energy conservation, and improvements in the processes of energy production and transmission, can assist the world in meeting current and future energy demands. Ultimately, the Company believes that renewable sources of energy are economically necessary and instrumental to the protection of the global environment.

        ii. SDI Power Incorporated.

               This corporation, formed and operated as a wholly-owned subsidiary of the Company, has been focused on several electrical generating facilities in various parts of the world on a wholly-owned basis or in conjunction with joint venture business partners.

               In the last fiscal year, SDI Power Incorporated has had several meetings with regulatory officials in the Alberta market to consider building, owning, and operating a 50 Megawatt, natural gas fired, combined cycle electrical facility in the Calgary area. A potential client has been identified for the output of this site, and negotiations are currently ongoing.

               Presentations were made to several energy ministers in northeast Africa in December of 1999, and discussions continue to potentially obtain permits for both thermal and renewable electrical generation in this region. Further discussions with energy ministers visiting Calgary, Alberta, in spring of 2000 provided opportunities and established relationships to consider further work in northeast Africa. In July 2000, we were invited to participate in a larger power supply contract project in the Middle East with a Canadian corporation, Canwest Group International. Unfortunately the Company did not have the financial resources or personnel to proceed.

        A number of presentations were made by the Company to commercial building owners during fiscal year 2000, but such presentations did not result in any contracts being signed. The Company believes that this failure was primarily due to unstable energy prices. Such instability may have complicated the decision of whether or not to proceed with SDI Power Incorporated. During fiscal year 2000, the price per kilowatt and natural gas rates in our target areas shifted on a weekly basis. The majority of 300 kilowatt to 10-megawatt onsite co-generation facilities require five to ten year term contracts, and the majority of our intended clients decided to wait to see where the prices would settle. Unfortunately, prices continue to be very unstable.

               At the present time, SDI Power Incorporated is focusing all of its attention on only one 50 Megawatt site to be potentially built in 2001. Our goal is to demonstrate a completed project with needed cash flow prior to exploring other opportunities thus providing the Company with a track record. Once cash flow is established, other identified 50 Megawatt sites will be our focus. Smaller onsite co-generation facilities under 10 Megawatts will only be considered on a case-by-case basis at the request of established clientele. Although the market exists today for several smaller sites, we shall concentrate on the 50 Megawatt facility to gain market penetration. Once firmly established with required revenues, the Company hopes to expanded its employee base and devote some of its activities to the development of smaller facilities, providing less than 10 Megawatts of production, thus entering into the market for smaller electricity producers.

               Provided we are able to meet short-term revenue demands, our goals for 2001 through 2004 include the development and production of several conventionally built thermal combined cycle electrical generating facilities with production in the 50 to 500 Megawatt range. This plan would allow for the Company to gradually penetrate new markets, and gain market share in select existing jurisdictions. After 2004, we plan to shift our focus to substitute or expand our capacities by introducing more sustainable forms of electrical production. These renewable forms of electrical generation include solar, biomass, wind, geothermal, hydro, and ocean current production.

               In addition, SDI Power Incorporated desires to explore alternative energy management and storage technologies to identify economically viable methods of storing off-peak electrical production to be reintroduced into the peak demand time periods. Several thousands of Gigawatt hours of electricity go unused from excess off-peak capacity each year throughout the world. Hydrogen may become a viable method of energy storage, which may solve this inefficiency.

               iii. Watergas Incorporated.

               In December 1999, the Company was introduced to FT Canada Limited, an Edmonton based research and development company, to explore a hydrogen generator they had developed. The process used by the FT Canada hydrogen generator efficiently converted water into a hydrogen/oxygen mix through a process of electrolysis, as described above in Item 1(A)-ii, "Watergas Incorporated." Initially, the Company and FT Canada mutually agreed to trademark the product Watergas. After several months of due diligence, both parties agreed in March 2000 to form a third company called Watergas Incorporated. SDI was to retain 70% of the new corporation and FT Canada was to own the remaining 30%.

               Throughout the months leading up to September 2000, both parties conducted further testing of the process used by the FT Canada hydrogen generator. On September 26th, 2000, both parties agreed to proceed under an exclusive global Technology Licensing Agreement for the FT Canada hydrogen generator, rather than participate in the joint ownership of Watergas Incorporated. The license agreement required the Company to pay to FT Canada $1,000,000 Canadian in cash and shares of the Company's Common Stock, plus additional monthly research and development funding. Under the licensing agreement, the Company was to market the hydrogen generator through the wholly owned subsidiary of the Company, Watergas Incorporated. FT Canada thus gave up its 30% equity position of Watergas Incorporated. By the terms of the Technology Licensing Agreement, FT Canada agreed to be responsible for continued research and development to expand our targeted applications of the Watergas technologies. The terms of this license agreement have substantially changed subsequent to the end of fiscal year 2000, as discussed below.

               As of September 2000, Watergas Incorporated was intended to market the hydrogen generator internationally, and direct FT Canada in its research for client-specific improvements or alterations for the Watergas hydrogen generator. Watergas Incorporated was to focus on the development and commercialization of onboard hydrogen generators for vehicles in the trucking, passenger and mass transportation industries, and other applications.

               A truck engine test was planned in November 2000, subsequent to the Company's year-end, at the University of Alberta Engine Laboratory. Such test was to assess the effect of a particular application of Watergas technologies on truck engine operating efficiencies and emissions. The testing was only partially completed and the results were inconclusive. The University had scheduled two days of testing on a set-up that was originally configured for testing the use of catalysts and production of soot on an Isuzu 4BEl direct injection diesel engine. This was not an ideal condition for testing the Watergas application, and, after an initial test run, the testing was postponed.

               The original Technology Licensing Agreement stipulated critical third party testing of the Watergas hydrogen generator and the development of prototype units for specific applications. Pursuant to such requirements for third party testing, in June and December 2000, the Watergas hydrogen generator was tested by the Alberta Research Council (an Alberta government research institution, "ARC"). The

        December test was to determine the effect of a novel additive added to the electrolyte. The ARC tests measured power input, product gas flow rate and composition of the Watergas hydrogen generator and the efficiency of its conversion of electrical energy to heat energy. The tests indicated that the additive improved the efficiency of the Watergas hydrogen generator at rates between 6% and 14%. Further analysis is needed to factor the cost of the additive.

               On December 19, 2000, subsequent to the end of fiscal year 2000, the Company and FT Canada mutually agreed to amend the Technology Licensing Agreement after evaluating the progress made on the pre-commercialization and technology testing strategies undertaken jointly by both parties. The December 19, 2000, amendment to the license agreement eliminated all outstanding financial obligations of the Company to FT Canada ($950,000 due for the license agreement, $40,000 per month for R&D expenditures and other bonus payments). Effective upon said amendment, Watergas Incorporated became wholly owned by FT Canada, rather than the Company.

               The Company continues to have an international license for Watergas technologies on a non-exclusive basis for all applications, except in Korea and Japan. Both the Company and FT Canada have committed to work synergistically to commercialize the Watergas generator and applications based on the Watergas technologies. FT Canada has agreed to license rights to the Company to manufacture specific Watergas applications and products for captive markets under development by the Company. The Company intends to expand its testing of new applications for the Watergas hydrogen generator in 2001 with other strategic partners.

               The Company is currently exploring applications for Watergas in the areas of vehicles, fuel cells, hydrogen storage, home heating, air conditioning and water heating systems, as described above in Item 1(A)-ii, "Watergas Incorporated."

        iv. Waste Oil Reprocessing

               During fiscal year 1999 and the beginning of fiscal year 2000, the Company devoted substantial energy and resources to the development of a waste oil reprocessing system and facilities in connection with an agreement entered into between the Company and Enviro-Mining, Inc. (See
        Item 12(A), "Enviro-Mining, Inc., Limited Technology License Agreement.") During fiscal year 2000, however, management of the Company decided that the Company did not possess the resources needed to build a proposed waste oil reprocessing facility in Germany. Accordingly, the Company has engaged in other activities, planning to return to waste oil reprocessing when financial resources permit.

               The difficulties with a waste oil reprocessing facility include the long-term risk associated with the sale of our final product, a low-sulfur diesel fuel. At the present time, we may be able to secure our waste oil supplies, yet do not control the price of our diesel sales beyond a 6 month contractual basis. Therefore, it is the intention of the Company to delay proceeding with any of these sites until energy prices stabilize and we have cash reserves to protect ourselves against a period of lower diesel prices.

               The management of the Company believes it to be in the Company's best interest not to pursue its interests in waste reprocessing at this time. Upon its receipt of increased revenues, however, the Company may engage in such activities. The agreement between the Company and Enviro-Mining, Inc., provided certain deadlines for the Company's construction of waste oil reprocessing facilities. In accordance with the decision of management, we have received an extension of five years for the commencement of construction of our first plant in Germany for oil recycling.

               Although the extension of the agreement with Enviro-Mining, Inc., provides us with additional time in which to pursue other ventures and achieve profitability, there can be no assurance the Company will be able to generate the funds required to commence construction of the waste oil reprocessing facility in Germany, or to complete construction once started. In the event we are unable to commence construction during the extension period, or in the alternative, obtain additional extensions, the licensing rights held by us would be canceled, leaving us with substantially no assets or means of generating revenues in the waste reprocessing industry.

        v. Sustainable Health.

               In December 1999, the Company, through Sustainable Health, a division of the Company, entered a joint venture agreement with an Edmonton based company to form Pro-Active Incorporated. Sustainable Health's share was 60%. The primary purpose of Pro-Active Incorporated was to manage healthcare information through the use of integrated systems, a customized database and intelligent identification cards.

               On August 14, 2000, Sustainable Health and its joint venture partner agreed to terminate its joint development. The Company did not wish to provide further capital, and our focus on energy projects and our hydrogen developments was expanding, placing a great amount of pressure on our resources. The 60% interest of Pro-Active Incorporated held by the Company through Sustainable Health was sold to the Edmonton based company for one dollar, and the Company has no further obligations, participation or commitment in this venture.

               Sustainable Health remains a division of the Company, but it currently has no assets or ongoing activities. The Company may find use for this division once other revenues are firmly established.

        vi. Intercontinental Granite Incorporated

               This corporation was created in November 1999, with the Company owning 8,000,000 of 10,000,000 shares. The balance of 2,000,000 shares of Intercontinental Granite and 100,000 shares of the Company's Common Stock were issued to Joseph Budinski for the acquisition of a high-quality white granite mineral deposit in Western Canada, with proven reserves of $2,000,000. On May 31, 2000, a second granite deposit near Fort Chipewyan, Alberta, was secured by Intercontinental Granite Incorporated under a 10-year exploration permit from the Alberta Department of Mining. This unconfirmed deposit has only established geological reports. There have been no economic reports or feasibility studies completed.

               The Company attempted to find project financing solely for the development of the mineral deposits of Intercontinental Granite Incorporated in the amount of $2,000,000. Unfortunately, the availability of funding for mineral mining decreased greatly from 1998 through 2000 as technology and internet stocks became the focus of investments. As a result, Intercontinental Granite Incorporated remained dormant in 2000. In addition, feedback from the investment community did not favor having both mineral developments and alternative energy production as areas of the Company's business.

               In connection with its efforts to now sell Intercontinental Granite Incorporated, the Company is in the process of acquiring the remaining 20% it does not currently own of Intercontinental Granite Incorporated. The Company desires to raise funds for such acquisition through the sale of 400,000 shares of the Common Stock of the Company from treasury. The Company has received an offer from a third party for the purchase of Intercontinental Granite Incorporated, but such sale is conditioned upon the Company's acquisition of all outstanding shares of Intercontinental Granite.

        vii. Galeria Design Centre Incorporated.

               During spring 2000, a letter of intent was signed by the Company for the acquisition of Certech Ceramic Tile and Galeria Deux Mille, Inc. These established Canadian retail businesses would have provided retail outlets for the sale of granite products, including flooring and countertops. In the long term, products from Intercontinental Granite Incorporated could have been sold to Galeria Deux Mille, Inc., rather than other suppliers. After completing due diligence, our interest was to acquire only certain assets of Galeria Deux Mille Incorporated to be operated in a new division of the Company called Galeria Design Centre Incorporated. During the months of May through December, in its efforts to meet all the conditions of the pending sale, the Company provided advances to Galeria Deux Mille, Inc., to assist its cash flow management and growing sales.

               As of the end of fiscal year 2000, the Company's goal from this acquisition was to establish an ongoing revenue flow for the Company, while its other projects were under development. Unfortunately, certain conditions of the sale were not met, and the sale did not proceed in December of 2000. Funds advanced from the Company to Galeria Deux Mille Incorporated subsequent to year end, in the amount of approximately $100,000, were forfeited, along with 500,000 shares of the Common Stock of the Company.

        viii. Mountain Lime and Marble.

               In November 1999, SDI completed its due diligence pertaining to a letter of intent to acquire four limestone deposits from Canadian based Mountain Lime and Marble. The acquisition of the limestone was to be used in environmental applications. Applications predicted at the time of the letter of intent included water and pulp mill effluent treatment facilities and applications in the neutralization of tailing pond effluent in the Alberta tar sands of northern Alberta. Furthermore, the existing supplies of high-grade limestone, used in cement production, were shrinking in the Alberta market place, allowing for an opportunity to fill this need.

               The result of the Company's due diligence was its discovery that the supporting documentation did not provide accurate records of proven reserves, and a drilling program of $200,000 to delineate the deposit would prove too costly for the Company. As a result, the letter of intent was cancelled.

         ix. Energy Mandate

               Effective as of January 2001, the Company intends to divest itself of all activities not related to the energy sector. For the time being, the Company desires to commit all its resources to the development of technologies and businesses focused only in the energy field and related environmental spin-offs.

               Pursuant to such decision of the Company, it will continue its activities in the commercialization of Watergas applications and in establishing electrical facilities through SDI Power Incorporated. (See
        Item 1(A)-ii, "Products and Services," "SDI Power Incorporated," and
        Item 1(A)-iii, "Watergas Incorporated," above.) The Company's interests in health care, waste reprocessing and mining may be pursued at a later time, but management has determined that presently such interests are not beneficial for the Company. Notwithstanding the foregoing, the Company will continue in its efforts to acquire complete ownership of Intercontinental Granite Incorporated so as to permit its sale.

ITEM 7.  FINANCIAL STATEMENTS.

        See Index to Financial Statements and Financial Statement Schedules appearing on pages 35 and F-1 through F-11, respectively, of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        No changes to report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.  Section 16(a): Beneficial Ownership Reporting Compliance.

        Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on representation from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

B.      Directors and Executive Officers.

      Name                       Age      Title
      ----                       ---      -----
      Harold Jahn                31       President, CEO, Secretary, Treasurer, Chairman of the Board
      Amin Visram                50       Former Senior Vice President
      R. Neil Driscoll           54       Former Chief Financial Officer and Treasurer

        i. Harold Jahn-President, Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board.

               Mr. Jahn has served as the Company's President, Chief Executive Officer, Secretary and Chairman of the Board since May 1998. Additionally, Mr. Jahn has previously served as the Company's Treasurer and has resumed this position for fiscal year 2001. In such roles, Mr. Jahn serves as the primary executive and financial officer of the Company, performing and overseeing all daily executive and financial tasks. Mr. Jahn is currently subject to an employment agreement made with the Company.

               From mid 1995 until present, Mr. Jahn has been president of Enviro-Mining, Inc., a company co-founded by Mr. Jahn as a solution for recycling needs in the mining industry. Enviro-Mining, Inc.'s mission has expanded, developing a broader recycling mandate internationally with the inclusion of innovative technologies in power generation and mining equipment worldwide. From July 1991, to July 1997, Mr. Jahn was involved in real estate sales. Mr. Jahn graduated from the University of Alberta with a Bachelor of Arts degree in International Relations and Political

        Science and minor in International Economics in 1991. His education contributed to his knowledge of numerous business and government issues, developed creativity in problem solving, strengthened his concerns for sustainable development and fostered an ability to manage projects in a timely manner.

        ii. Amin Visram-former Senior Vice President.

               Amin Visram replaced Lew Mansell as our Senior Vice President on October 1, 2000, serving in such position pursuant to an oral agreement for employment. (See Note following the discussion of the Directors and Executive Officers of the Company.) Since late October 2000, however, the Company has been unable to continue to retain Mr. Visram as its Senior Vice President. Although a written agreement for employment was proposed, the proposed employment agreement has not been consummated. Since late October 2000, Mr. Visram has agreed to act as an independent consultant, providing the Company with business advice on an as-needed basis. In such role, Mr. Visram has not been granted the ability to act on the Company's behalf and has not assumed any responsibilities for the Company other than those arising from his status as an independent consultant. Mr. Visram is not currently, nor was he on October 31, 2000, employed as an officer of the Company. Mr. Visram's involvement with the Company as a consultant is subject to his withdrawal at any time. Such withdrawal may force the Company to seek other persons to provide business advisory services for the Company.

               Mr. Visram's undergraduate degree in Mechanical Engineering is supplemented by a Masters degree in Engineering Management from the University of Alberta, Edmonton. He is a graduate of an Executive Program in Business Management for the University of British Columbia, Vancouver, and has a postgraduate diploma in Business Management from the University of Delft, Netherlands.

               Mr. Visram has had over twenty years of diversified industrial development and business management experience, acquired both in the private and public sectors. For ten years he managed multi-million dollar projects in a senior position with the Canadian federal government. His extensive experience in this position included planning, development and implementation of over 150 industrial projects representing investments of over $500 million. He was also the Program Manager of the $750 million Alberta component of the Canadian National Infrastructure Program. The industrial projects ranged from manufacturing plant establishments, service industry projects, oil, gas and other energy sector projects to high technology and environmental projects.

        Prior to his appointment with the Canadian federal government, he spent about five years with Spar Aviation Services, Inc., as its Production and Industrial Engineering Manager, where he was responsible for the production of Lockheed aircraft components and the assembly and manufacturing of the Westinghouse Air Brake Company construction graders. Mr. Visram also operates a successful recruitment business and teaches Environmental Protection and Enforcement for a Criminal Justice Program at the University of Athabasca in Alberta. He has also worked for a special project of UNIDO (United Nations Industrial Development Organization) in Africa and a large international venture capital and industrial development company.

        iii. R. Neil Driscoll, CA-former Chief Financial Officer and
        Treasurer.

               Mr. Driscoll agreed to act as our Chief Financial Officer and Treasurer in July 2000, upon the resignation of Garry R. Knull. Since fiscal year end 2000, however, Mr. Driscoll has resigned from such positions within the Company and currently serves as an independent consultant for the Company. Such current involvement by Mr. Driscoll has been obtained through arms-length negotiation, and Mr. Driscoll is not an employee acting on a continuing basis for the Company. While Mr. Driscoll may assist the Company in certain financial and accounting activities, the daily oversight of the Company's finances is now performed by the Company's Treasurer, Harold Jahn.

               Mr. Driscoll is not currently party to an employment agreement with the Company, rather operating as an independent consultant in the provision of financial services at an hourly billing rate. Due to the nature of the involvement of Mr. Driscoll with the Company, his services may be subject to withdrawal at any given time. Such withdrawal would force the Company to seek other persons for financial consultant services.

               Mr. Driscoll received a Bachelor of Science from the University of Alberta, Edmonton, and qualified as a Chartered Accountant after completion of studies through the Institute of Chartered Accountants of Alberta. He has also taken numerous professional development courses as ongoing education throughout his career, including an in-depth tax course offered by the Canadian Institute of Chartered Accountants.

               Throughout over 25 years of experience as a Chartered Accountant, Mr. Driscoll has been intricately involved in financial planning, domestic and international tax planning, the preparation of business plans, offering memoranda and prospectuses, and has served as a senior financial officer of a large public corporation. In addition, he has performed financial and tax consulting services for numerous clients as an independent consultant. Currently, Mr. Driscoll conducts business as an independent financial and tax consultant in Edmonton, Alberta, and serves as a Director of Seven Air Inc., a corporation located in Edmonton. Seven Air Inc. was incorporated to operate a chartered airline service, but is currently inactive.

        NOTE: Mr. Lew Mansell, our former Senior Vice President, has joined our technology partner, FT Canada Limited, as its Vice President of Business Development. FT Canada Limited is the licensor of the Watergas technologies to the Company and is located in Edmonton, Alberta. Mr. Mansell will be responsible for product development activities, government testing and certification of the Watergas hydrogen generator. These goals are to be accomplished in a timely manner to meet the marketing schedules of Watergas Incorporated. Management does not currently foresee any potential conflicts of interests arising from Mr. Mansell's employment with FT Canada Limited.

C.  Limitation of Liability of Directors.

        Pursuant to Nevada general corporation law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any claim or cause of action which a Director may have to be indemnified from, and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our Directors against expenses, judgments and amounts paid in settlement in connection with any claim against a Director, provided he acted in good faith and in a manner he believed to be in our best interests.

D.      Board of Directors, Committees and Compensation.

        i. Compensation Committee.

        The Board of Directors does not have a Compensation Committee. During fiscal year 2000, Harold Jahn, in his capacity as Chairman of the Board, oversaw the compensation of our executive officers.

        ii. Board of Director's Report on Executive Compensation.

        General.

               As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended October 31, 2000, Harold Jahn, acting on behalf of the Board of Directors, reviewed and approved the compensation of our executive officers.

        Overall Policy; Significant Factors.

               During fiscal year 2000, the compensation decisions made by the Board of Directors in respect to our executive officers were influenced by our limited revenues. As a development-stage company, we were subject to all of the normal capital requirements to sustain growth. Therefore, stock compensation was granted in lieu of salaries, commissions or other compensation for services rendered. This practice may be extended into the future on a case-by-case basis and, accordingly, filed with the Commission. The compensation paid to the executive officers of the Company was determined by the Board of Directors based on competitive factors. Unfortunately, such officers have not yet received all compensation owed to them for prior services, due to the limited revenues of the Company. As we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside markets, we will be required to provide a competitive compensation package.

               As an overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers. The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

ITEM 10. EXECUTIVE COMPENSATION.

                                               SUMMARY COMPENSATION TABLE

                                                                     Long Term Compensation
                                    Annual Compensation                Awards            Payouts

         (a)            (b)     (c)     (d)         (e)          (f)          (g)         (h)          (i)
                                                              Restricted  Securities
                                               Other Annual   Stock       Underlying     LTIP         All Other
  Name and Principle          Salary   Bonus   Compensation   Award(s)   Options/SARs  Payouts    Compensation
  Position              Year    ($)     ($)         ($)          ($)          (#)         ($)          ($)
Harold Jahn,           1999   $36,000
President, CEO,        2000   $36,000
Secretary, Treasurer,
Chairman(1)

Amin Visram, former    2000   $ 4,746
Senior Vice President
Neil Driscoll, former  2000   $15,000
CFO and Treasurer(2)




    1.  Sustainable Development Group,Inc., currently controlled by Harold
        Jahn, received 9,500,000 shares of founders stock in 1998. The founders stock holdings of Sustainable Development Group, Inc., have been reduced to 7,725,000 pursuant to an agreement made between Sustainable Development Group, Inc., and Inveq Services, Inc., a company currently controlled by Lew Mansell. Enviro-Mining, Inc., also currently controlled by Harold Jahn, received 2,000,000 shares of founders stock in

        1998. Subsequent to the founding of the Company, Enviro-Mining, Inc., has further acquired 1,260,000 shares of the Company's Common Stock, but has since disposed of 3,200,000 of its shares.

    2. Neil Driscoll provided services for the indicated compensation from the Company during fiscal year 2000, but has not yet received all such compensation due to the Company's limited financial resources. The Company intends to satisfy its obligations to Mr. Driscoll once funds become available to do so.

   A.   Stock Option Plan.

        Although the Company has proposed a stock option plan, no plans have yet been adopted and no options have been granted as of this date. We intend to adopt a stock option plan, which would provide for the issuance of an aggregate of 1,714,280 shares of Common Stock (the "Stock Option Plan").

        The Stock Option Plan, if adopted, would be intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of the Company's Common Stock. The Stock Option Plan would be intended to foster in participants a strong incentive to put forth maximum effort for the success and growth of the Company, to aid in retaining individuals who put forth such efforts and to assist in attracting the best available individuals to the Company in the future. Officers (including officers who are members of the Board of Directors), directors and other key employees and consultants of the Company and our divisions and subsidiaries would be eligible to receive options under the proposed Stock Option Plan.

        In addition to the foregoing, the Stock Option Plan, if adopted, would enable us to secure persons of requisite business experience to serve on the Board of Directors, motivate directors to enhance our future growth by furthering their identification with our interests and our stockholders, and assist the Company in retaining Directors.

   B.   Other Significant Benefit Arrangements.

        i. Employees Stock Option Plan.

               At the date of this filing there are no formal employee stock option plans. However, management will ask the Board of Directors to review the possible implementation of such a program as management believes employees' ownership interest in the company is positive both in terms of employee morale and in personnel retention.

        ii. Profit Sharing 401(k) Plan.

               No segment of the Company currently provides a 401(k) plan for any of our employees. It is, however, expected to be a matter for our Board of Directors to review, as management believes such programs are beneficial both to our employees themselves and as a means of attracting and retaining quality personnel.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information, as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by each of our directors, proposed directors and executive officers, and by all of our directors, proposed directors and executive officers as a group. The address of each person is care of the Company.


Name of Beneficial Owner(1) or Director          Number of Shares of Class  Percent of Class
----------------------------------------         -------------------------  ----------------
Sustainable Development Group, Inc.(2)                   7,725,000                 42.74%

Enviro-Mining, Inc.(3)                                      60,000                  0.33%

Inveq Securities, Inc.(2)                                1,775,000                  9.82%

Harold Jahn, President, CEO, Secretary,                    313,043                  1.73%
Treasurer, Chairman of the Board

Neil Driscoll, former CFO and Treasurer(4)                   7,500                  0.04%

Management as a group                                    8,105,543                 44.84%



    1. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

    2. Sustainable Development Group,Inc., controlled by Harold Jahn, President, CEO, Secretary, Treasurer and Chairman of the Board of the Company, received 9,500,000 shares of founders stock in 1998. Pursuant to an agreement made between Sustainable Development Group, Inc., and Inveq Securities, Inc., currently controlled by Lew Mansell, Sustainable Development Group, Inc., transferred 1,775,000 of its shares of Common Stock to Inveq Securities, Inc.

    3. Enviro-Mining, Inc., currently controlled by Harold Jahn, President, CEO, Secretary, Treasurer and Chairman of the Board of the Company, received 2,000,000 shares of founders stock upon the Company's inception. In addition, Enviro-Mining received 1,200,000 shares of the Company's Common Stock as compensation for the Limited Technology License Agreement involving Enviro-Mining's process for waste oil reprocessing. (See Item 12(A), "Enviro-Mining, Inc., Limited Technology License Agreement.") Enviro-Mining also acquired 60,000 shares of the Company's Common Stock at the price of $0.25 per share under the private offering made in September 1998. As of October 31, 2000, 3,200,000 of Enviro-Mining, Inc.'s shares of the Company's Common Stock had been sold, thus reducing its holdings to 60,000 shares.

    4. Mr. Driscoll served as the Company's Chief Financial Officer and Treasurer between July and November 2000, but no longer serves in such positions. Mr. Driscoll currently acts as an independent consultant for the Company, and the daily financial activities of the Company are overseen by its current Treasurer, Harold Jahn.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

A.  Enviro-Mining, Inc., Limited Technology License Agreement.

        On June 11, 1998, we entered into a license agreement with Enviro-Mining, Inc., regarding the licensing of the Company by Enviro-Mining, Inc., to use certain patented technology in connection with the recycling of waste oil into low-sulfur diesel ("Limited Technology License Agreement"). (See
Item 6(F)-iv, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Waste Oil Reprocessing.") The license is for a period of thirty (30) years, commencing on June 11, 1998, with renewable 10-year terms. The Limited Technology License Agreement requires the payment of certain minimal annual payments, and in the event of default in the payments, we could lose our rights to continue utilizing the technology. Furthermore, the Limited Technology License Agreement provides that we "must commence construction in the first twelve (12) months of this agreement, a plant of minimum capacity of 90,000 tons of waste oil input in the Territory." The territory contemplated by the Limited Technology License Agreement is Germany. The agreement, dated June 11, 1998, further states that it shall be just cause for termination of our license and marketing rights if we have not commenced construction of the first plant within the first year of the agreement, and an additional commercial scale plant every year thereafter for the next 5 years.

        On May 11, 1999 the Limited Technology License Agreement was amended to reflect an extension until June 11, 2000 for us to comply with the commencement of construction and delayed payment of the license fee of $300,000. Pursuant to a subsequent amendment, made on June 11, 2000, the agreement has been extended for an additional five years and no royalties or other fees are due until a facility is completed. Enviro-Mining, Inc., received 1,200,000 shares of the Company's Common Stock in lieu of the license fee of $300,000.00.

B.  Watergas/FT Canada Limited, Technology License Agreement

        On September 26, 2000, we entered into a Technology Licensing Agreement with FT Canada Limited for the development of Watergas Incorporated. By the terms of the initial Technology Licensing Agreement, FT Canada was to forego prior equity holdings in Watergas Incorporated in exchange for $1,000,000 Canadian and 1.9 million shares of the Company's Common Stock.

        Such agreement, however, was amended numerous times due to results from testing. (See Item 6(F)-iii, "Management Discussion of Company Activities of Fiscal Year 2000 and Plan of Action," "Watergas Incorporated.") The current agreement with FT Canada eliminates any financial or equity obligations of the Company to FT Canada and provides that FT Canada retains ownership of Watergas Incorporated and the Watergas technologies. Furthermore, the current agreement provides the Company with a non-exclusive international license (excludes Korea and Japan) for all applications of the Watergas technologies.

C.      Enviro-Mining, Inc.

        Harold Jahn, our President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board, currently owns and controls Enviro-Mining, Inc. As noted above, the Company has entered into a Technology License Agreement with Enviro-Mining, Inc., for the Enviro-Mining process of waste oil reprocessing. During fiscal year 2000, Enviro-Mining held 3,260,000 shares of the Company's Common Stock.. As of October 31, 2000, however 3,200,000 shares of its holdings in the Company had been sold, reducing its holdings to 60,000 shares. Through his ownership and control of Enviro-Mining, Inc., Harold Jahn currently controls such equity holdings and their voting rights in the Company.

D.  Sustainable Development Group, Inc.

        Harold Jahn, our President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board, currently owns and controls Sustainable Development Group, Inc. Sustainable Development Group, Inc., is the single largest shareholder of the Company's Common Stock, owning 7,725,000 shares. Through his ownership of Sustainable Development Group, Inc., Harold Jahn currently controls such equity holdings and their voting rights in the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


A.      Documents filed as part of this Report

    i. Financial Statements:

        a.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


           1. Independent Auditors Report.......................................... F-1

           2. Financial Statements:
                  Consolidated Statements of Loss and Deficit...................... F-2
                  Consolidated Balance Sheet................ ...................... F-3
                  Consolidated Statement of Cash Flows............................. F-4
                  Consolidated Statement of Changes in Stockholders' Equity ....... F-5
                  Notes to Consolidated Financial Statements.................F-6 - F-11

    ii. Reports on Form 8-K.
        a. During the fiscal year 2000, the Company did not file any such reports.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Harold Jahn
--------------------------------------
Sustainable Development International,
Inc.
By Harold Jahn, President

Date   April 2, 2001
    ----------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Harold Jahn
  ------------------------------------
   Harold Jahn, Chairman of the Board,
   Chief Executive Officer and
   Treasurer

Date April 2, 2001
    ----------------------------------

                          [GRANT THORNTON LETTERHEAD]

         AUDITORS' REPORT

         To the Stockholders of
         Sustainable Development International Inc.
         (A Development Stage Company)


         We have audited the consolidated balance sheets of Sustainable Development International Inc. (A Development Stage Company) as at October 31, 2000 and 1999 and the consolidated statements of loss and deficit, cash flows, and changes in consolidated stockholders' equity for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

         In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years then ended in accordance with generally accepted accounting principles in the United States.

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and its ability to successfully develop technologies and sustain profitable operations. The uncertainty related to these conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




         Edmonton, Canada
         February 12, 2001                                 Chartered Accountants

----------------------------------------------------------------------------------------------
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
(Expressed in United States Dollars)
Years Ended October 31                                             2000              1999
----------------------------------------------------------------------------------------------

                                         Cumulative from
                                          May 27, 1998 to
                                         October 31, 2000
                                         ----------------
Expenses
  Advertising                               $     18,322       $     17,905       $        267
  Amortization                                    24,344             10,177             10,000
  Consulting fees                                997,598            889,756             84,441
  Engineering services and consulting            236,500            236,500                 --
  Management fees (Note 7)                       121,120             67,120             36,000
  Office                                          21,238             19,510              1,728
  Professional fees                               91,641             47,780             38,873
  Service charges                                  2,685              1,677                553
  Travel                                          33,071             22,747              9,374
  Wages                                            3,522              3,522                 --
                                            ------------       ------------       ------------

Loss before other items                        1,550,041          1,316,694            181,236
                                            ------------       ------------       ------------

Other items
   Project expenses                              148,190            141,510              6,680
   Gain on foreign exchange                      (23,800)           (15,024)            (8,776)
   Interest revenue                               (6,355)                --             (6,355)
                                            ------------       ------------       ------------
                                                 118,035            126,486             (8,451)
                                            ------------       ------------       ------------

Net loss                                    $ (1,668,076)      $ (1,443,180)      $   (172,785)
                                            ============       ============       ============

Basic and fully diluted loss per share                         $     (0.098)      $     (0.013)
                                                               ============       ============

Weighted average number of shares                                14,716,984         13,718,361
                                                               ============       ============

----------------------------------------------------------------------------------------------

Deficit accumulated through
  development stage, beginning of year                         $   (224,896)      $   (52,111)

Net loss                                                         (1,443,180)          (172,785)
                                                               ------------       ------------

Deficit accumulated through
  development stage, end of year                               $ (1,668,076)      $   (224,896)
                                                               ============       ============

----------------------------------------------------------------------------------------------

GRANT THORNTON [LOGO]


        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------------
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
October 31                                                   2000              1999
--------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                  $       146       $   155,042

Deposit                                                           --            16,925
Equipment (net of accumulated depreciation of $177)            1,000                --
Development costs (Note 2)                                    26,200                --
Mineral rights (Note 3)                                      100,000                --
Due from related party (Note 7)                              173,626            94,764
Licensing agreements (Note 4)                              1,021,083           285,833
                                                         -----------       -----------

                                                         $ 1,322,055       $   552,564
                                                         ===========       ===========

--------------------------------------------------------------------------------------

LIABILITIES
Current
   Payables and accruals                                 $   137,522       $    93,452
                                                         -----------       -----------


STOCKHOLDERS' EQUITY
Capital stock (Note 5)                                     2,852,609           684,008
Deficit                                                   (1,668,076)         (224,896)
                                                         -----------       -----------
                                                           1,184,533           459,112
                                                         -----------       -----------

                                                         $ 1,322,055       $   552,564
                                                         ===========       ===========

--------------------------------------------------------------------------------------


GRANT THORNTON [LOGO]

        See accompanying notes to the consolidated financial statements.

-------------------------------------------------------------------------------------------
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
Years Ended October 31                                           2000              1999
-------------------------------------------------------------------------------------------

                                         Cumulative from
                                          May 27, 1998 to
                                         October 31, 2000
                                         ----------------

Increase (decrease) in cash

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $(1,668,076)      $(1,443,180)      $  (172,785)
Adjustment to reconcile net loss from
continuing operations to net cash used
in operating activities
   Amortization                                  24,344            10,177            10,000
   Services settled with shares               1,094,951         1,051,600            20,000

Increase (decrease) in:
   Deposits                                          --            16,925           (16,925)
   Payables and accruals                        197,873           104,421            79,463
                                            -----------       -----------       -----------
Net cash used in operating activities          (350,908)         (260,057)          (80,247)
                                            -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock                       884,807           244,150                --
Advances to related parties                    (173,626)          (78,862)          (94,764)
                                            -----------       -----------       -----------
Net cash provided from (used in)
   financing activities                         711,181           165,288           (94,764)
                                            -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                            (1,177)           (1,177)               --
Increase in development costs                   (26,200)          (26,200)               --
Purchase of licensing agreement                (332,750)          (32,750)               --
                                            -----------       -----------       -----------
Net cash used in investing activities          (360,127)          (60,127)               --
                                            -----------       -----------       -----------

Net increase (decrease) in cash                     146          (154,896)         (175,011)

Cash

   Beginning of year                                 --           155,042           330,053
                                            -----------       -----------       -----------

   End of year                              $       146       $       146       $   155,042
                                            ===========       ===========       ===========

--------------------------------------------------------------------------------------




        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------------
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Expressed in
United States Dollars)
Years Ended October 31, 2000
--------------------------------------------------------------------------------------
                                                                                       Additional
                                            Number of          Par         Common       Paid-in-
                                             Shares           Value         Stock        Capital         Deficit          Total
                                           -----------      --------      --------     -----------     -----------     -----------
Balance, May 27, 1998                               --      $     --      $     --     $        --     $        --     $        --

Shares issued to founding
  stockholders, May 1998                    11,500,000          .001        11,500         (11,492)             --               8

Common shares issued for
  transfer of Licensing Agreement,
  June 1998                                  1,200,000          .001         1,200         298,800              --         300,000

Common shares issued for cash
  consideration of $0.25 per share
  by private placement, September 1998         706,596          .001           707         175,943              --         176,650

Common shares issued for services,
  June 1998 to October 1998                     93,404          .001            93          23,257              --          23,350

Common shares issued for cash
  consideration of $1.00 per share
  by private placement, October 1998           200,000          .001           200         199,800              --         200,000

Expenses on issuance of share
  capital                                           --            --            --         (36,000)             --         (36,000)

Net loss                                            --            --            --              --         (52,111)        (52,111)
                                           -----------      --------      --------     -----------     -----------     -----------
Balance, October 31, 1998                   13,700,000          .001        13,700         650,308         (52,111)        611,897

Common shares issued for
  services, November 1998                       20,000          .001            20          19,980              --          20,000

Net loss                                            --            --            --              --        (172,785)       (172,785)
                                           -----------      --------      --------     -----------     -----------     -----------
Balance, October 31, 1999                   13,720,000          .001        13,720         670,288        (224,896)        459,112

Common shares issued for
  services during the year at
  $0.66 per share                            1,260,000          .001         1,260         830,340              --         831,600

Common shares issued for
  services during the year at
  $1.0625 per share                             56,800          .001            57          60,294              --          60,351

Common shares issued for
  mineral rights during the year at
  $1.00 per share                              100,000          .001           100          99,900              --         100,000

Common shares issued for Licensing
  agreement, October 2000 (Note 8)           1,900,000          .001         1,900         710,600              --         712,500

Common shares issued for
  services during the year at
  $0.40 per share                              550,000          .001           550         219,450              --         220,000

Common shares issued for cash
  consideration of $0.50 per share
  by private placement, February 2000          488,300          .001           488         243,662              --         244,150

Net loss                                            --            --            --              --      (1,443,180)     (1,443,180)
                                           -----------      --------      --------     -----------     -----------     -----------

Balance, October 31, 2000                   18,075,100      $   .001      $ 18,075     $ 2,834,534     $(1,668,076)    $ 1,184,533
                                           ===========      ========      ========     ===========     ===========     ===========

GRANT THORNTON [LOGO]

------------------------------------------------------------------------------
SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2000

------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS

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

------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The amounts reported in these financial statements are in United States dollars.

The consolidated financial statements include the accounts of Sustainable Development International Inc., its wholly owned subsidiaries, Sustainable Health Inc. and Watergas Inc., and its 80% interest in Intercontinental Granite Inc.

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

LICENSING AGREEMENTS

Licensing agreements are recorded at cost. Licensing agreements are assessed for future recoverability or impairment on an annual basis by estimating future net undiscounted cash flows and residual values or by estimating replacement or appraised values. If the net carrying amount of the licensing agreements exceeds the estimated net recoverable amount, the agreements are written down with a charge against income.

Amortization of licensing agreements is being recorded in the financial statements on a straight-line basis over the life of the agreements, which is 30 years.

GRANT THORNTON [LOGO]

------------------------------------------------------------------------------

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2000

------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont')

FUNCTIONAL CURRENCY

The functional currency of the Company is the Canadian dollar. The financial statements are presented in United States dollars using the principles set out in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFS No. 52). Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rates fluctuations on translating foreign currency assets and liabilities into United States dollars are included as part of the accumulated deficit component of stockholders' equity.

ISSUANCE OF CAPITAL STOCK

Issuances of capital stock in consideration for services performed are based on the market value of the shares given up at the time the shares become distributable.

DEVELOPMENT COSTS

Development costs are capitalized once technical feasibility has been established for the product, the Company has identified a market for the product, and intends to market the developed product. Once commercial development of the product is completed these costs are amortized using the straight-line method over five years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of development costs may warrant revision or that the remaining balance may not be recoverable.

LOSS PER SHARE

The Company reports loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic loss per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

MINERAL RIGHTS

Mineral rights are recorded at cost. Mineral rights are assessed for future recoverability or impairment on an annual basis by estimating future net undiscounted cash flows. If the net carrying amount of the mineral rights exceeds the estimated net recoverable amount, the rights are written down with a charge against income.

GRANT THORNTON [LOGO]

------------------------------------------------------------------------------

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2000

------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont')

INCOME TAXES

Income taxes are provided based on the liability method for financial reporting purposes. Deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes.

------------------------------------------------------------------------------

3.      MINERAL RIGHTS

During the year, the Company acquired the mineral rights for a mineral deposit near Hope, British Columbia, Canada.

------------------------------------------------------------------------------

4.      LICENSING AGREEMENTS

a) On June 11, 1998 Sustainable Development International Inc. entered into a Limited Technology License Agreement with Enviro-Mining Inc., an Alberta, Canada Corporation.

        The Agreement commits Sustainable Development International Inc. to pay an amount equal to or less than $300,000 to Enviro-Mining Inc. as a production royalty. Enviro-Mining Inc. has provided an extension of the original agreement and has delayed payment, without any penalties.

        This licensing agreement allows the Company to use a process that is related to an oil refining technology for the production of a high grade low sulphur #2 diesel and associated products from waste lubrication oil.

        The Agreement could be terminated if Sustainable Development International Inc. does not commence construction of a waste oil reprocessing facility by June 11, 2005, at a minimum plant capacity of 90,000 Tonnes of waste oil input.

b) On September 26, 2000 Sustainable Development International Inc. entered into a Limited Technology License Agreement with FT Canada Inc., a Canada Corporation. The Agreement commits Sustainable Development International Inc, to certain royalties and performance bonuses as well as continuing financial commitments regarding research and development expenditures.

        The licensing agreement granted the Company exclusive right to produce, merchandise, market, distribute, and promote products manufactured by The Watergas Process as well as have exclusive license for the two patents pending in Canada.

GRANT THORNTON [LOGO]

------------------------------------------------------------------------------

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2000

------------------------------------------------------------------------------

4.      LICENSING AGREEMENTS (cont'd)

                                                                 2000          1999
                                                            ----------      ----------
                                           Accumulated       Net Book        Net Book
                               Cost        Amortization       Value           Value
                            ----------      ----------      ----------      ----------
License agreement with
  Enrivo-Mining Inc.        $  300,000      $   24,167      $  275,833      $  285,833
License agreement with
  F.T. Canada Inc.             745,250              --         745,250              --
                            ----------      ----------      ----------      ----------

                            $1,045,250      $   24,167      $1,021,083      $  285,833
                            ==========      ==========      ==========      ==========

------------------------------------------------------------------------------

5.      CAPITAL STOCK

                                                            2000            1999
                                                         ----------      ----------
AUTHORIZED:

50,000,000 Common voting shares, $.001 par value
10,000,000 Preferred shares

ISSUED:

18,075,100 (1999 - 13,720,000) common voting shares      $   18,075      $   13,720
Additional paid-in capital                                2,834,534         670,288
                                                         ----------      ----------
                                                         $2,852,609      $  684,008
                                                         ==========      ==========

------------------------------------------------------------------------------

6.      FINANCIAL INSTRUMENTS

a)      Fair value

The Company's financial instruments include cash, amounts due from a related party, and payables and accruals. The calculation of a fair value for the amounts due from a related party is indeterminable due to the uncertainty of future cash flows. The fair value of all remaining financial instruments approximate their carrying values.

b)      Foreign currency risk

The Company has transactions occurring that are denominated in foreign currencies, and thus is exposed to the financial risk of fluctuations arising from changes in foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to

GRANT THORNTON [LOGO]

------------------------------------------------------------------------------

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2000

------------------------------------------------------------------------------

6.      FINANCIAL INSTRUMENTS (cont'd)

reduce its exposure to foreign currency risk. It is management's opinion that foreign currency risk is not significant.

------------------------------------------------------------------------------

7.      RELATED PARTY TRANSACTIONS

a) During the year advances were made to Enviro-Mining Inc., a stockholder of the Company related to a director, to assist with acquiring new technologies. Also, Enviro-Mining Inc., paid certain expenses on behalf of the Company.

        The net amount receivable from Enviro-Mining Inc., $173,626 (1999 - $94,764) is non-interest bearing with no set terms of repayment.

b) During the year, management fees were paid to a director of the Company totalling $36,000 (1999 - $36,000). This transaction has been reflected in the financial statements at its exchange amount.

------------------------------------------------------------------------------

8.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 2000            1999
                                                              ----------      ----------
Schedule of non-cash investing and financing activities:

Acquisition of Mineral Rights                                 $  100,000      $       --
Acquisition of Licensing Agreement                               712,500              --
Settlement of accounts payable                                    60,351              --
Consideration for consulting services
   performed to October 1999                                          --          20,000
Consideration for consulting services
   performed to May 2000                                         831,600              --
Consideration for engineering services
   performed to October 2000                                     220,000              --
                                                              ----------      ----------

Total issuance of capital stock                               $1,924,451      $   20,000
                                                              ==========      ==========

GRANT THORNTON [LOGO]

------------------------------------------------------------------------------

SUSTAINABLE DEVELOPMENT INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2000

------------------------------------------------------------------------------

9.      INCOME TAXES

At October 31, 2000 and 1999, the Company had net operating loss carry forwards of approximately $1,443,180 and $224,896 which will be available to offset taxable income during the carry forward period through 2007. These net operating loss carry forwards give rise to deferred tax assets of $1,443,180 and $224,896 as of October 31, 2000 and 1999, respectively, which have been fully offset by a valuation allowance as the assets do not meet the criteria that it is more likely than not they will be realized. Therefore no tax benefit is realized in the statement of operations.

------------------------------------------------------------------------------

10.     SUBSEQUENT EVENTS

a) On December 19, 2000, the Company signed an amendment to the licensing agreement described in Note 4b. This amendment eliminates all outstanding financial obligations of the Company to F.T. Canada Inc., such as certain royalty payments, performance bonuses and obligations regarding research and development expenditures.

b) Subsequent to the year end 500,000 shares of the Company were issued as partial consideration for a retail project.

c) On January 15, 2001, 564,636 common voting shares were issued to consultants of the Company pursuant to a Shareholder's resolution, in settlement of accounts payable and services subsequent to the year-end of $97,400.

d) Subsequent to the year-end the Company is in the process of acquiring the remaining 20% interest in its subsidiary Intercontinental Granite Inc. The Company has an offer then to sell the entire interest to a third party and the sale is conditional on acquiring all the outstanding shares.

GRANT THORNTON [LOGO]